Form 10-Q
period 1996-03-31
ALDEN JOHN FINANCIAL CORP
filed 1996-05-14
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996




                       Commission File Number :  1-11396


                        JOHN ALDEN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)




                         DELAWARE                                                 59-2840712
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

          7300 CORPORATE CENTER DRIVE, MIAMI, FLORIDA                             33126-1208
                (Address of principal executive offices)                          (Zip Code)


                                (305) 715-3767
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. / X / Yes  /   / No

     As of May 6, 1996, 25,286,217 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1996

                                     Index


                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION



Item 1.        Condensed Consolidated Financial Statements as of March 31, 1996
               (unaudited) and December 31, 1995, and for the three months
               ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited) ...    1

               Notes to Condensed Consolidated Financial Statements (unaudited) ..    5

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations .............................................    7

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings .................................................   19

Item 6.        Exhibits and Reports on Form 8-K ..................................   19

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                                  MARCH 31,
                                                                                                    1996      DECEMBER 31,
                                                       ASSETS                                    (Unaudited)      1995
                                                                                                ------------- -------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $635,248 and $609,599)............... $    625,553  $    584,330
   Available-for-sale securities, at market (cost $3,660,946 and $3,652,408)...................    3,702,467     3,811,825
   Trading account securities, at market (cost $5,446 and $5,450 ).............................        5,559         5,703
Equity securities, at market (cost $70,734 and $72,919)........................................       78,666        82,639
Mortgage loans.................................................................................    1,491,085     1,506,874
Investment in real estate, at cost, less accumulated depreciation of $1,186 and $1,008.........       20,970        20,998
Real estate owned..............................................................................       12,348        11,973
Policy loans and other notes receivable........................................................       84,700        84,079
Short-term investments.........................................................................        4,106         6,349
                                                                                                ------------- -------------
     Total invested assets.....................................................................    6,025,454     6,114,770
Cash and cash equivalents......................................................................      131,460        99,606
Deferred policy acquisition costs..............................................................      251,205       197,667
Investment deposits recoverable................................................................      802,061       806,333
Other assets...................................................................................      482,049       477,654
                                                                                                ------------- -------------
       Total assets............................................................................ $  7,692,229  $  7,696,030
                                                                                                ============= =============


                            LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities.................................................................. $  6,895,871  $  6,867,803
  Short-term debt..............................................................................       15,000        15,063
  Long-term debt...............................................................................       92,000        92,000
  Other liabilities............................................................................      225,816       224,517
                                                                                                ------------- -------------
        Total liabilities......................................................................    7,228,687     7,199,383
                                                                                                ------------- -------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of  $623 and $286; $104.15 and $101.91 per share........................       15,623        15,286
  Common stock, $.01 par value; 739,850 and 850,974 shares
     authorized, issued and outstanding........................................................        3,577         4,130
                                                                                                ------------- -------------
        Total redeemable securities............................................................       19,200        19,416
                                                                                                ------------- -------------
Stockholders' equity:
    Common stock, $.01 par value; 74,260,150 and 74,149,026 shares authorized; 24,970,550 and 24,822,322  shares issued;  24,546,367
      and 24,398,139 shares outstanding........................................................          250           248
    Paid-in capital............................................................................      181,348       181,154
    Net unrealized gain (loss) on investments, net of income taxes.............................       13,770        58,041
    Retained earnings..........................................................................      260,884       250,167
    Redemption value of common stock in excess of cost.........................................       (2,581)       (3,050)
    Treasury stock, at cost; 424,183 shares....................................................       (9,329)       (9,329)
                                                                                                ------------- -------------
         Total stockholders' equity............................................................      444,342       477,231
                                                                                                ------------- -------------
         Total liabilities, redeemable securities and stockholders' equity..................... $  7,692,229  $  7,696,030
                                                                                                ============= =============




           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                -----------------------------------
                                                                                      1996                1995
                                                                                --------------     ----------------
Revenues:
    Gross insurance premiums and contract charges earned.....................   $     483,200      $       476,503
    Ceded insurance premiums and contract charges earned.....................        (215,572)            (219,847)
                                                                                --------------     ----------------
         Net insurance premiums and contract charges earned..................         267,628              256,656
    Net investment income....................................................          11,802               12,859
    Other income, including experience refunds and expense allowances
       on reinsurance ceded .................................................          19,883                4,918
    Net realized investment gains ...........................................             699                1,539
                                                                                --------------     ----------------
         Total revenues......................................................         300,012              275,972
                                                                                --------------     ----------------
Benefits and expenses:
    Gross claims incurred on insurance products..............................         347,019              349,589
    Ceded claims incurred on insurance products..............................        (162,450)            (177,378)
                                                                                --------------     ----------------
         Net claims incurred on insurance products...........................         184,569              172,211
    Universal life and investment-type contract benefits.....................           4,524                3,600
    Increase in life insurance reserves......................................             115                  205
    Commissions, net of commissions ceded ...................................          21,305               20,602
    General expenses, net of expenses ceded .................................          72,833               67,873
    Amortization of purchased intangibles....................................           1,770                1,256
    Amortization of deferred policy acquisition costs........................           3,087                3,156
    Interest expense.........................................................           1,706                2,079
    Minority interest in joint venture's loss................................            (167)                  --
                                                                                --------------     ----------------
           Total benefits and expenses.......................................         289,742              270,982
                                                                                --------------     ----------------
Income from continuing operations before provision for income taxes..........          10,270                4,990
Provision for income taxes...................................................           4,087                2,273
                                                                                --------------     ----------------
Net income from continuing operations........................................           6,183                2,717
Net income from discontinued operations:
   Annuity Operations (net of income taxes of  $4,449 and $3,900)............           7,451                7,091
   Western Diversified Group (net of income taxes of $223 and $324)..........             202                  854
                                                                                --------------     ----------------
Net income ..................................................................   $      13,836      $        10,662
                                                                                ==============     ================

Net income applicable to common stock........................................   $      13,498      $        10,324
                                                                                ==============     ================

Net income per common and common equivalent share (see Note 3):
      Net income from continuing operations..................................   $        0.23      $          0.09
      Net income from discontinued operations................................            0.30                 0.31
                                                                                --------------     ----------------
      Net income.............................................................   $        0.53      $          0.40
                                                                                ==============     ================





           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            ---------------------------------
                                                                                  1996              1995
                                                                            --------------     --------------
Number of shares outstanding.............................................      24,546,637         24,477,248
                                                                            ==============     ==============

Common stock, beginning of period........................................   $         248      $         245
   Stock option exercises................................................               1                  1
   Transfer from redeemable common stock.................................               1                  1
                                                                            --------------     --------------
Common stock, end of period..............................................   $         250      $         247
                                                                            ==============     ==============

Paid-in capital, beginning of period.....................................   $     181,154      $     180,401
   Stock option exercises................................................             111                281
   Transfer from redeemable common stock.................................              83                111
                                                                            --------------     --------------
Paid-in capital, end of period...........................................   $     181,348      $     180,793
                                                                            ==============     ==============

Net unrealized gain (loss) on investments,  net of income taxes,
   beginning of period...................................................   $      58,041      $     (20,348)
   Change in net unrealized gain (loss) on investments,
   net of income taxes ..................................................         (44,271)            16,866
                                                                            --------------     --------------
Net unrealized gain (loss) on investments, net of income taxes,
   end of period.........................................................   $      13,770      $      (3,482)
                                                                            ==============     ==============

Retained earnings, beginning of period...................................   $     250,167      $     256,252
   Net income............................................................          13,836             10,662
   Dividends on redeemable preferred stock ($2.25 per share) ............            (338)              (338)
   Dividends on common stock ($0.11 per share)...........................          (2,781)            (2,794)
                                                                            --------------     --------------
Retained earnings, end of period.........................................   $     260,884      $     263,782
                                                                            ==============     ==============

Redemption value of common stock in excess of cost,
   beginning of period...................................................   $      (3,050)     $      (3,645)
   Adjustment of put holder shares to market value.......................             (24)                --
   Change in redemption value of common stock  in excess of cost.........             493              1,351
                                                                            --------------     --------------
Redemption value of common stock in excess of cost, end of period........   $      (2,581)     $      (2,294)
                                                                            ==============     ==============

Treasury stock, beginning and end of period..............................   $      (9,329)     $      (6,181)
                                                                            ==============     ==============

Stockholders' equity, beginning of period................................   $     477,231      $     406,724
   Net income............................................................          13,836             10,662
   Change in net unrealized gain (loss) on investments,
   net of income taxes...................................................         (44,271)            16,866
   Dividends on redeemable preferred stock ($2.25 per share) ............            (338)              (338)
   Dividends on common stock ($0.11 per share)...........................          (2,781)            (2,794)
   Change in redemption value of common stock in excess of cost..........             493              1,351
   Stock option exercises................................................             112                282
   Adjustment of put holder shares to market value.......................             (24)                --
   Transfer from redeemable common stock.................................              84                112
                                                                            --------------     --------------
Stockholders' equity, end of period......................................   $     444,342      $     432,865
                                                                            ==============     ==============



           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -------------------------------
                                                                                        1996             1995
                                                                                   -------------    --------------
Net cash provided by operating activities.......................................   $     84,187     $      68,052
                                                                                   -------------    --------------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale..................................................         28,940             8,397
            Equity securities...................................................          1,383            33,099
            Real estate owned...................................................          3,519             1,985
      Maturities, calls  and scheduled loan payments:
            Held-to-maturity....................................................         16,775            15,144
            Available-for-sale..................................................         50,776            14,016
            Mortgage loans and other notes receivable...........................         99,795            39,992
       Investments purchased:
            Held-to-maturity....................................................        (57,431)          (23,611)
            Available-for-sale..................................................        (85,794)         (216,682)
            Equity securities...................................................             --           (25,979)
            Mortgage loans and other notes receivable...........................        (88,340)          (40,915)
            Investment in real estate...........................................           (150)             (395)
     Inflows from net sales and purchases of short-term investments ............          1,995            10,615
     Acquisitions...............................................................             --            (8,804)
     Purchases of property and equipment........................................           (629)           (4,232)
                                                                                   -------------    --------------
   Net cash used in investing activities........................................        (29,161)         (197,370)
                                                                                   -------------    --------------
Cash flows from financing activities:
     Repayments of borrowings of short-term and long-term debt..................            (63)           (3,341)
     Receipts from universal life and investment-type contracts.................        175,334           228,940
     Payments on universal life and investment-type contracts...................       (195,778)         (136,250)
     Payment of dividends.......................................................         (2,777)           (2,532)
     Stock option exercises.....................................................            112               282
                                                                                   -------------    --------------
   Net cash (used in) provided by financing activities..........................        (23,172)           87,099
                                                                                   -------------    --------------
Net increase (decrease) in cash and cash equivalents............................         31,854           (42,219)
Cash and cash equivalents, beginning of period .................................         99,606            58,474
                                                                                   -------------    --------------
Cash and cash equivalents, end of period .......................................   $    131,460     $      16,255
                                                                                   =============    ==============





           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. As described in
Note 2, the Company is anticipating disposing of certain operations. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

NOTE 2 -- DISCONTINUED OPERATIONS

     On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group. The Annuity Operations includes substantially all of the annuity business of John Alden Life Insurance Company ("JALIC") and all of the business of John Alden Life Insurance Company of New York ("JANY"). JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers.
The Company anticipates that the potential sales of these businesses will occur within one year from the above date and will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

     It is anticipated that the sale of the JALIC annuity business will be accomplished through a coinsurance transaction whereby invested assets supporting the annuity business will be transferred to the reinsurer. This amount will be reflected as investment deposits recoverable subsequent to the effective date of the coinsurance agreement. As of March 31, 1996, total contract holder liabilities, net of reinsurance, related to such annuities were $3,938.0 million. It is anticipated that the sales of JANY and the Western Diversified Group will be accomplished through the sale of the common stock of the respective subsidiaries. As of March 31, 1996, the net assets of JANY and the Western Diversified Group aggregated approximately $79.2 million and $49.8 million, respectively. Total contract holder liabilities, net of reinsurance, related to JANY annuities were $1,304.5 million as of March 31, 1996.

     The results of operations relating to the Annuity Operations and the Western Diversified Group are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Operating results relating to continuing operations primarily relate to the Company's healthcare business. As a result, beginning with the condensed consolidated financial statements for the quarter ended March 31, 1996, the Company has discontinued the reporting of segment information.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)




NOTE 3 -- EARNINGS PER SHARE

     Net income per common and common equivalent share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  -----------------
                                                                   1996      1995
                                                                  ------    ------

Net income ...................................................   $13,836   $10,662
Dividends on redeemable preferred stock ......................      (338)     (338)
                                                                 -------   -------
Net income applicable to common stock ........................   $13,498   $10,324
                                                                 =======   =======
Average common and common equivalent shares outstanding ......    25,627    26,029
                                                                 =======   =======


     Average common and common equivalent shares outstanding include common shares outstanding and common stock equivalents attributable to outstanding stock options. All potentially dilutive securities are considered to be common stock equivalents.

NOTE 4 -- ACCOUNTING CHANGES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 addresses the accounting by creditors for the measurement and recognition of loan impairments. SFAS No. 118 amends certain provisions of SFAS No. 114. There was no effect on the Company's results of operations or financial position upon adoption of these statements.

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. This statement addresses the recognition and measurement of impairments of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held as well as to be disposed of. There was no effect on the Company's results of operations or financial position upon adoption of this statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING CHANGES

     See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the impact of the adoption of new accounting pronouncements.

RESULTS OF OPERATIONS

KEY FINANCIAL DATA

CONSOLIDATED RESULTS

                                                                                                       PERCENTAGE
                                                                 THREE MONTHS ENDED                     CHANGE
                                                                     MARCH 31,                          POSITIVE
                                                         ------------------------------------          (NEGATIVE)
                                                                 1996              1995                  EFFECT
                                                         -----------------    ---------------         -------------
                                                          In millions, except per share data)

Gross insurance premiums and contract charges earned           $483.2            $476.5                      1.4%
Net realized investment gains.......................              0.7               1.5                    (53.3)
Interest expense....................................              1.7               2.1                     19.0
Pre-tax income from continuing operations...........             10.3               5.0                    106.0
Net income from continuing operations...............              6.2               2.7                    129.6
Operating income(1):
  Continuing operations.............................              5.5               1.4                    292.9
  Discontinued operations...........................              8.3               8.9                     (6.7)
    Total...........................................             13.8              10.3                     34.0
Net income..........................................             13.8              10.6                     30.2
Net income applicable to common stock...............             13.5              10.3                     31.1
Operating income per common share(1):
  Continuing operations.............................             0.21              0.05                    320.0
  Discontinued operations...........................             0.33              0.35                     (5.7)
    Total...........................................             0.54              0.40                     35.0
Net income per common share.........................             0.53              0.40                     32.5
Average common equivalent shares outstanding........           25,627            26,029                      1.5

- - -------------------
(1) Applicable to common stock, which excludes net realized investment gains (losses) and is after preferred stock dividends.

     Operating income from continuing operations applicable to common stock increased 292.9% to $5.5 million for the three months ended March 31, 1996 from $1.4 million for the three months ended March 31, 1995. Operating income from continuing operations for the three months ended March 31, 1996 was reduced by $4.4 million for severance and other charges resulting from the Company's comprehensive strategic evaluation of its non-core product lines and increased focus on its core product lines. Operating income from continuing operations for the three months ended March 31, 1995 was reduced by $6.5 million due to an increase in the medical claim reserves relating to medical services provided (claims incurred) in 1994. Excluding these adjustments in each of the respective periods, operating income from continuing operations increased 25.3% to $9.9 million for the three months ended March 31, 1996 from

$7.9 million for the three months ended March 31, 1995. This increase was due to an improved gross group expense ratio, partially offset by an increase in corporate expenses. Operating income from discontinued operations decreased 6.7% to $8.3 million for the three months ended March 31, 1996 from $8.9 million for the three months ended March 31, 1995.

     Net realized investment gains decreased to $0.7 million for the three months ended March 31, 1996 from $1.5 million for the three months ended March 31, 1995. The net increase in operating income, coupled with the decrease in net realized investment losses, resulted in a 31.1% increase in net income applicable to common stock to $13.5 million for the three months ended March 31, 1996 from $10.3 million for the three months ended March 31, 1995.

     Operating income from continuing operations increased 320.0% to $0.21 per share for the three months ended March 31, 1996 from $0.05 per share for the three months ended March 31, 1995. Operating income from discontinued operations decreased 5.7% to $0.33 per share for the three months ended March 31, 1996 from $0.35 per share for the three months ended March 31, 1995. Net income increased 32.5% to $0.53 per share for the three months ended March 31, 1996 from $0.40 per share for the three months ended March 31, 1995.

CONTINUING OPERATIONS

HEALTHCARE OPERATIONS

                                                                                      PERCENTAGE
                                                        THREE MONTHS ENDED              CHANGE
                                                            MARCH 31,                  POSITIVE
                                                  ------------------------------       (NEGATIVE)
                                                       1996           1995              EFFECT
                                                  ------------   ---------------     -------------
                                                        (In millions)
Gross insurance premiums and contract charges
  earned.......................................     $    479.2    $     468.5               2.3%
Group insured data at end of year:
  Employers (1)................................        228,000        247,000              (7.7)
  Employee lives...............................        600,000        657,000              (8.7)
Group covered lives............................      1,147,000      1,289,000             (11.0)
HMO covered lives..............................         55,000         20,000             175.0
  Total covered lives..........................      1,202,000      1,309,000              (8.2)
Gross group data:
  Insurance premiums and contracts
   charges earned..............................     $    406.9     $    422.6              (3.7)
  Insurance premiums earned per group employee
   life (in dollars)...........................          667.0          642.7               3.8
  Persistency rates............................           68.4%          72.4%             (4.0)
  Medical loss ratio...........................           72.5           75.0               2.5
  Expense ratio................................           24.4           24.9               0.5
  Combined ratio...............................           96.9           99.9               3.0
  Pre-tax income...............................     $     17.2     $      6.1             182.0

(1) Includes 37,000 and 42,000 groups, each group made up of one individual, as of March 31, 1996 and 1995, respectively, marketed through an association group trust.

     Pre-tax income for healthcare operations increased 182.0% to $17.2 million for the three months ended March 31, 1996 from $6.1 million for the three months ended March 31, 1995. Pre-tax income for the three months ended March 31, 1996 was reduced by $5.3 million for the charges discussed above related to healthcare operations. Pre-tax income for the three months ended March 31, 1995 was reduced by $10.0 million due to an increase in medical loss reserves relating to claims incurred in 1994, as discussed below. Excluding these adjustments in each of the respective periods, pre-tax income increased 39.8% to $22.5 million for the three months ended March 31, 1996 from $16.1 million for the three months ended March 31, 1995. This increase is primarily due to a lower group gross expense ratio, as explained below. The medical loss ratio for the three months ended March 31, 1996 was 72.5% compared to 72.6% for the three months ended March 31, 1995, excluding the $10.0 million for claims incurred in 1994.

     In early 1995, the Company experienced an increase in the group gross medical loss ratio over the already heightened 1994 levels resulting primarily from increased utilization of medical services and lack of historical experience in pricing in an environment of healthcare reform, primarily at the state level, pertaining to small group and individual healthcare. The Company believes it was among the first major participants in the small group market to recognize the increasing medical cost trends. The Company identified the increase during its periodic hindsight review of its estimates of unpaid claims based on its actual claims experience. Upon such a review completed in late March of 1995 utilizing the most recent available submitted claims data, the Company discovered that claims submitted in 1995 relating to medical services provided in 1994 were at higher levels than originally estimated. As a result of this review, the Company increased its claim reserves as of December 31, 1994 by $15.0 million. Upon a hindsight review performed in April 1995, based on claims received in April 1995 for medical services provided in 1994, it became apparent that the claim reserves for 1994 would have to be further increased to reflect an even higher level of utilization. Therefore, the Company recorded a pre-tax charge of $10.0 million in the first quarter of 1995 for claims incurred in 1994. During the remainder of 1995, the Company continued to experience loss ratio increases over the 1994 levels. The group gross medical loss ratio increased to 75.0% for the year ended December 31, 1995 from 69.7% for the year ended December 31, 1994.

     Premium rate increases are established approximately three months prior to the quarter in which they become effective. Subsequent to establishing the first quarter 1996 premium rate increases in October 1995, the Company identified several factors, in addition to increased utilization, that contributed to the relatively high medical loss ratio during 1995. These factors were primarily a result of small group and individual healthcare reform legislation, primarily at the state level. Such reform included guaranteed issue, mandated benefits, premium rate limits (including community rating and modified community rating), guaranteed renewability, minimum medical loss ratio mandates, risk adjustment mechanisms which allocate losses of individual carriers to group carriers and other reforms. The Company also increased its ability to analyze claims experience by various specific characteristics.
These included, among other things, initial group size, current group size, duration of policy, geographic location, level of deductibles and utilization of particular benefits. As a result, the Company identified certain blocks of business with profit margins lower than that which the Company deems acceptable. These higher risk blocks of the business accounted for approximately 30% of the total group gross insurance premiums and contract charges earned in 1995, and incurred a 1995 "hindsighted" loss ratio of 82.0%. Hindsighted loss ratios are calculated based on the ultimate claim payout over time for a particular period. On the same basis, the remaining block of business, representing approximately 70% of 1995 group gross insurance premiums and contract charges earned, generated a hindsighted loss ratio for 1995 of 70.4%.

     As the first year and renewal premium rate increases that were effective on January 1, 1996 were established in October 1995, they were developed without benefit of this new information. The average rate increases for the quarter beginning on January 1, 1996 were approximately 15%. Consistent with the Company's objective of maintaining profit margins at the risk of reducing market share, and utilizing the new information discussed above, the Company significantly increased rates on its new business and increased rates on its renewal business for the second and third quarters of 1996 by approximately 22% and 23%, respectively. The Company has taken additional actions that it believes will enable it to better control the future medical loss ratios on its group business with a strong emphasis on the high risk business. These actions include, where appropriate or available, improving discounts from providers, redesigning benefits, improving underwriting techniques, implementing a lower commission structure and discontinuing portions of such business, if warranted. In total, these actions may result in a decrease in the total group gross insurance premiums and contract charges earned over the next several quarters and possibly thereafter. There can be no assurance that these actions will restore profit margins to acceptable levels.

     As recently announced, the Company will be significantly increasing development of its managed care networks and products. This increased effort is part of the Company's strategy to provide needs-based products to its marketplace and to capitalize on the evolution of more effective provider systems. The Company is accelerating its development of Scheduled Network Products. These products offer an even more active managed care option and a higher level of premium savings. All benefits will be paid based on negotiated, or scheduled, amounts regardless of whether the insureds choose network doctors and hospitals.

     The Company believes it was among the first major participants in the small group market to recognize the increasing medical cost trends and, as a result, it raised its rates in 1995 and the first quarter of 1996 generally above the competition. The number of group covered lives decreased 11.0% to 1,147,000 at March 31, 1996 from 1,289,000 at March 31, 1995. This decrease, partially offset by premium rate increases, resulted in a decrease in group gross premiums and contract charges earned of 3.7% to $406.9 million for the three months ended March 31, 1996 from $422.6 million for the three months ended March 31, 1995.

     During the three months ended March 31, 1996, the Company further centralized processing functions by closing its Sacramento, California processing office, resulting in a charge of approximately $1.0 million. During this same period, the Company recorded a liability of approximately $1.9 million for the remaining lease obligation related to a computer software system that will no longer be utilized due to the centralizing of various functions and offices. The combined total for these severance and other charges aggregates approximately $2.9 million, or 0.7% of the total group gross insurance premiums and contract charges earned in this period.

     The group gross expense ratio for the three months ended March 31, 1996, excluding the 0.7% of severance and other charges discussed above, was 23.7% compared to 24.9% for the three months ended March 31, 1995. This decrease was primarily attributable to a reduction in the number of employees.
Additionally, reductions in renewal commissions were announced in late 1994 for business sold subsequent to that announcement, which lowered commission expense for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

     Although the Company's medical loss ratio has generally been higher in the fourth quarter than the other quarters of the year, the Company has recently recognized an increase in this disparity. The Company cannot predict the extent to which this disparity may increase or decrease in the future. As discussed below, the Company is anticipating the sale of its Annuity Operations. Such operations have generally resulted in fairly stable earnings per share, which has had the effect of reducing the volatility in the Company's earnings per share caused by fluctuations in the gross group medical loss ratio. The Company believes, therefore, that the relative volatility of the earnings per share may increase following the proposed sale of the Annuity Operations.

OTHER CONTINUING OPERATIONS

                                                                    PERCENTAGE
                                      THREE MONTHS ENDED              CHANGE
                                          MARCH 31,                  POSITIVE
                                    -----------------------          (NEGATIVE)
                                        1996       1995                EFFECT
                                    -----------  ----------         -----------
                                         (In millions)
Gross premiums and fees......             $4.0       $8.0               (50.0)%
Net investment income........              9.0       10.2               (11.8)
Pre-tax operating loss.......             (7.7)      (2.7)             (185.2)
Net realized investment gains              0.7        1.5               (53.3)
Pre-tax loss.................             (7.0)      (1.2)             (483.3)

     Other continuing operations include JALIC's individual life business and products no longer marketed by the Company. Also included are investment income on equity, net corporate realized investment gains and losses and corporate expenses for the Company and all of its subsidiaries, excluding JANY
and the Western Diversified Group.   Pre-tax loss from other continuing
operations increased 483.3% to $7.0 million for the three months ended March 31, 1996 from $1.2 million for the three months ended March 31, 1995. The 1996 amount includes the other continuing operations' share of the severance and other charges, as discussed above, of approximately $1.4 million.
Additionally, lower-yielding invested assets resulted in reduced investment income for the 1996 period compared to the 1995 period. Finally, net realized investment gains were reduced 53.3% to $0.7 million for the three months ended March 31, 1996 from $1.5 million for the three months ended March 31, 1995. If the Company completes the anticipated sales of the discontinued operations discussed below, certain corporate expenses in other continuing operations may be reduced. However, there can be no assurance as to when and to the extent which such expense reductions will occur.

DISCONTINUED OPERATIONS

     On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group. The Annuity Operations includes substantially all of the annuity business of John Alden Life Insurance Company ("JALIC") and all of the business of John Alden Life Insurance Company of New York ("JANY"). JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers.
The Company anticipates that the potential sales of these businesses will occur within one year from the above date and will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

ANNUITY OPERATIONS

                                                                                         PERCENTAGE
                                                         THREE MONTHS ENDED                CHANGE
                                                             MARCH 31,                    POSITIVE
                                                      -------------------------          (NEGATIVE)
                                                            1996       1995                EFFECT
                                                      -----------   -----------          ----------
                                                           (In millions)
Deposits received.....................................     $166.2     $217.2                  (23.5)%
Net investment income.................................      100.8       97.6                    3.3
Benefit and surrender payments........................      190.8      131.6                  (45.0)
Interest credited to policyholders....................       71.1       71.7                    0.8
Account balances, net of reinsurance, at end of period    5,284.8    5,228.1                    1.1
Pre-tax operating income (net spread earned)..........       13.1       12.6                    4.0
Net realized investment losses........................       (1.2)      (1.6)                  25.0
Pre-tax income........................................       11.9       11.0                    8.2

     The net spread earned increased 4.0% to $13.1 million for the three months ended March 31, 1996 from $12.6 million for the three months ended March 31, 1995. Average account balances, net of reinsurance, increased 1.1% to $5,284.8 million from $5,228.1 million for these same periods, respectively. Net realized investment losses decreased 25.0% to $1.2 million from $1.6 million for these same periods, respectively. Pre-tax income increased 8.2% to $11.9 million for the three months ended March 31, 1996 from $11.0 million for the three months ended March 31, 1995.

WESTERN DIVERSIFIED GROUP

                                                                                         PERCENTAGE
                                                               THREE MONTHS ENDED          CHANGE
                                                                   MARCH 31,              POSITIVE
                                                             ----------------------      (NEGATIVE)
                                                                  1996       1995         EFFECT
                                                             -----------   --------      ----------
                                                                  (In millions)
Written premiums.......................................            $20.0    $21.1            (5.2)%
Gross insurance premiums and contract charges earned...             17.4     16.1             8.1
Pre-tax operating income...............................              0.4      1.2           (66.7)

     Pre-tax income in the Western Diversified Group decreased to $0.4 million for the three months ended March 31, 1996 from $1.2 million for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

     The Credit Agreement is collateralized by the capital stock and the surplus debentures of Houston National Life Insurance Company ("HNLIC"), as well as the stock of all of the Company's other direct and indirect non-insurance subsidiaries, other than those owned through an insurance subsidiary. The Credit Agreement contains restrictive covenants which, among other things, limit additional indebtedness, payments of dividends, sale of assets and reinsurance arrangements. It also requires the Company to satisfy certain financial covenants. The Credit Agreement's interest rate per annum is based on certain economic indices. The Company made a scheduled principal payment of $15.0 million in April 1996. Also in April 1996, the Company borrowed $12.0 million pursuant to the revolving credit facility. Future required principal payments are $25.0 million in 1997, $32.0 million in 1998 and $47.0 million in 1999.

     The principal amounts of outstanding indebtedness of the Company at March 31, 1996 and December 31, 1995 were $107.0 million and $107.1 million, respectively. At March 31, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.28 to 1 compared to 0.27 to 1 at December 31, 1995. The weighted average annualized interest rates on the Company's indebtedness were approximately 6.5% and 6.9% for the three months ended March 31, 1996 and 1995, respectively.

DIVIDENDS

     During the fourth quarter of 1995, the Company declared a cash dividend of $0.11 per share of common stock, aggregating approximately $2.8 million, which was paid in January 1996. In March 1996, the Company declared a cash dividend of $0.11 per share of common stock, aggregating approximately $2.8 million, which was paid in April 1996. The Company paid accrued preferred stock dividends of approximately $0.7 million in April 1996.

CASH FLOWS

     Net cash provided by operating activities increased to $84.2 million for the three months ended March 31, 1996 from $68.1 million for the three months ended March 31, 1995.

     Net cash used in investing activities decreased to $29.2 million for the three months ended March 31, 1996 from $197.4 million for the three months ended March 31, 1995. This was primarily due to the decrease in net cash provided by financing activities as explained below. Additionally, the Company reduced its investing activities to maintain a relatively high balance of cash and cash equivalents as of March 31, 1996 of $131.5 million. The Company maintained such a high balance as it anticipated spending approximately $36.3 million to exercise an option to purchase a building in the second quarter of 1996, had mortgage commitments as of March 31, 1996 to be advanced in April 1996 of approximately $19.2 million and believed it was prudent to maintain funds invested in short-term assets due to anticipated surrender activity in the Company's Annuity Operations.

     Net cash used in financing activities aggregated $23.2 million for the three months ended March 31, 1996 compared to net cash provided by financing activities of $87.1 million for the three months ended March 31, 1995. This was primarily due to a decrease in receipts from universal life and investment type contracts to $175.3 million for the three months ended March 31, 1996 from $228.9 million for the three months ended March 31, 1995 and an increase in payments relating to universal life and investments type contracts to $195.8 million from $136.3 million for the same periods, respectively. The decrease in receipts and the increase in payments for universal life and investment-type contracts may be due, in part, to the Company's recent downgrades in ratings, as discussed below.

     The Company believes that operating cash flows, together with loan repayments and investment maturities, are sufficient to meet anticipated operating liquidity needs.

REINSURANCE RECEIVABLES

     Receivables from reinsurers and investment deposits recoverable, consisting primarily of contract holder liabilities transferred to reinsurers, aggregated $972.9 million. Of the total, $784.0 million, or 80.6%, has been placed in trusts. These trust agreements generally require that assets be maintained at least equal to 100% of the underlying regulatory liabilities and that the assets in trust be left on deposit with an independent trustee. The Company generally requires that its reinsurers be rated "A (Excellent)" or better by A.M. Best and Company ("A.M. Best").

     Significant reinsurance recoverables due to the Company and premiums ceded as of and for the three months ended March 31, 1996 are as follows (dollars in thousands):

                                                                                    PREMIUMS CEDED
                                                              RECOVERABLES           FOR THE THREE
                                          A. M. BEST    --------------------------   MONTHS ENDED
                                            RATING      PAID LOSSES  UNPAID LOSSES  MARCH 31, 1996
                                        --------------  -----------  -------------  --------------
London Life Insurance Company ........  A++ (Superior)          $--        $80,599        $117,839
Mercantile & General Life Reassurance
 Company .............................   A+ (Superior)        9,517         15,147          10,918
Transamerica Occidental Life Insurance
 Company .............................   A+ (Superior)           --         53,732          78,560


INVESTMENTS

     The Company's investment portfolio is managed by its internal investment professionals with the objectives of maintaining credit quality and liquidity, maximizing current income within acceptable levels of risk, minimizing interest rate exposure and matching the anticipated maturity of the investments with the anticipated maturity of the liabilities they support. To achieve a balancing of these objectives, the portfolio emphasizes investment grade publicly traded debt securities and commercial and residential mortgages meeting the Company's specific underwriting standards.

     The Company's investment portfolio at March 31, 1996 is summarized in the table below (dollars in thousands):

                                                                      PERCENTAGE
                                                                        OF TOTAL
                                                      CARRYING VALUE  CARRYING VALUE
                                                      --------------  --------------

Held-to-maturity securities (1):
  U.S. government and agency debt securities (2) ...      $  151,582             2.5%
  Municipal debt securities ........................          22,878             0.4
  Investment grade corporate debt securities .......         194,123             3.2
  Non-investment grade corporate debt securities ...           1,721              --
  Mortgage-backed debt securities (3) ..............         123,098             2.0
  Asset-backed debt securities .....................         132,151             2.2
                                                          ----------          ------
    Total held-to-maturity securities ..............         625,553            10.3
                                                          ----------          ------
Available-for-sale securities (4):
  U.S. government and agency debt securities (2) ...       1,217,209            20.2
  Municipal debt securities ........................           2,891             0.1
  Debt securities issued by foreign governments (5).          15,896             0.3
  Investment grade corporate debt securities .......       1,291,239            21.4
  Non-investment grade corporate debt securities ...           3,104             0.1
  Mortgage-backed debt securities (3) ..............         921,277            15.3
  Asset-backed debt securities .....................         250,851             4.2
                                                          ----------          ------
    Total available-for-sale securities ............       3,702,467            61.6
                                                          ----------          ------
Trading account securities (6) .....................           5,559             0.1
Equity securities (7) ..............................          78,666             1.3
Commercial mortgages (8) ...........................       1,096,642            18.2
Residential mortgages (8) ..........................         394,443             6.5
Investment in real estate (10) .....................          20,970             0.3
Real estate owned (11) .............................          12,348             0.2
Policy loans and other notes receivable (9) ........          84,700             1.4
Short-term investments (12) ........................           4,106             0.1
                                                          ----------          ------
  Total investments (13) ...........................      $6,025,454           100.0%
                                                          ==========          ======

- - ------------------
(1) Carried at amortized cost, adjusted for impairments in value which are considered other than temporary. Total market value was approximately $635,248,000, representing net unrealized investment gains of approximately $9,695,000.
(2)  Includes $1,105,727,000 of agency collateralized mortgage obligations.
(3) Includes $1,026,375,000 of non-agency and private placement collateralized mortgage obligations.
(4) Carried at market value. Total amortized cost was approximately $3,660,946,000, representing net unrealized investment gains of approximately $41,521,000.
(5)  Consist principally of Canadian provincial government bonds.
(6) Carried at market value. Total cost was approximately $5,446,000, representing net unrealized investment gains of approximately $113,000.
(7) Carried at market value. Total cost was approximately $70,734,000, representing net unrealized investment gains of approximately $7,932,000.
(8) Carried at the unpaid principal balance less unamortized discounts, a $6,547,000 valuation reserve and $8,177,000 in write-downs for impairments in value, which are considered other than temporary.
(9)  Consist of policy, collateral loans and provider notes receivable.
(10) Real estate acquired as investment property is carried at cost less accumulated depreciation of $1,186,000.

(11) Acquired in satisfaction of debt. Carried at cost less allowances for impairments in value which are considered other than temporary.
(12) Carried at amortized cost, which approximates market value.
(13) Includes Annuity Operations invested assets of approximately $5.3 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" for a discussion of the proposed sale of the Annuity Operations.

     The following table sets forth the composition of the Company's debt securities portfolio by rating at March 31, 1996 (dollars in thousands):


                                                                        TRADING                    % OF TOTAL
                               HELD-TO-MATURITY  AVAILABLE-FOR-SALE     ACCOUNT      TOTAL         CARRYING
                                  SECURITIES          SECURITIES     SECURITIES  CARRYING VALUE      VALUE
                               ----------------  ------------------  ----------  --------------    ----------

 Rating (1)
- - -----------------------------
AAA(2) ......................          $354,867          $2,334,626      $5,559      $2,695,052        62.2%
AA ..........................            55,857             316,771          --         372,628         8.6
A ...........................           167,670             792,557          --         960,227        22.2
BBB .........................            45,438             255,409          --         300,847         6.9
                                       --------          ----------      ------      ----------      ------
Total investment grade ......           623,832           3,699,363       5,559       4,328,754        99.9
                                       --------          ----------      ------      ----------      ------
BB ..........................                --                  --          --              --          --
B ...........................                --                  --          --              --          --
Other .......................             1,721               3,104          --           4,825         0.1
                                       --------          ----------      ------      ----------      ------
Total non-investment grade ..             1,721               3,104          --           4,825         0.1
                                       --------          ----------      ------      ----------      ------
 Total ......................          $625,553          $3,702,467      $5,559      $4,333,579       100.0%
                                       ========          ==========      ======      ==========      ======

- - ---------------------

(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $1,374,055,000 of U.S. government and agency debt securities.

     Commercial and residential mortgages comprised 24.7% of the Company's invested assets at March 31, 1996. Mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 1996, mortgages more than 30 days delinquent accounted for 1.7% of the carrying value of the Company's mortgage portfolio of $1,491.1 million and, together with real estate owned by the Company, accounted for 0.6% of the carrying value of the Company's total investment portfolio.

     The following table sets forth information regarding the Company's delinquent and other problem mortgage loans as of March 31, 1996 (dollars in thousands):


                                                      COMMERCIAL  RESIDENTIAL    TOTAL
                                                      ----------  -----------    -----

Delinquent 31 days or more:
 In non-accrual status(1) ...........................  $18,011       $2,424     $20,435
 Other ..............................................    2,697        2,331       5,028
                                                       -------       ------     -------
  Total delinquent ..................................   20,708        4,755      25,463
Restructured on other than market terms(2) ..........   35,113           --      35,113
                                                       -------       ------     -------
Delinquent and other problem loans ..................  $55,821       $4,755     $60,576
                                                       =======       ======     =======
Delinquent and other problem loans as a percentage of
 loans outstanding at March 31, 1996 ................      5.1%         1.2%        4.1%

- - -----------------------------
(1) The Company continues to accrue interest payments on mortgage loans which are up to 90 days contractually past due as to principal or interest. After such 90-day period, no additional interest is accrued. For mortgage loans which are in process of foreclosure, all accrued interest is reduced to zero.

(2)  Excludes loans in this category included in delinquency totals.

CURRENT TRENDS AND DEVELOPMENTS

     As recently announced, the Company will be significantly increasing development of its managed care networks and products. This increased effort is part of the Company's strategy to provide needs-based products to its marketplace and to capitalize on the evolution of more effective provider systems. The Company is accelerating its development of Scheduled Network Products. These products offer an even more active managed care option and a higher level of premium savings. All benefits will be paid based on negotiated, or scheduled, amounts regardless of whether the insureds choose network doctors and hospitals.

     In April 1995, A.M. Best completed its annual review of JALIC and assigned it a rating of "A (Excellent)". JALIC had previously been rated "A+ (Superior)". In October 1995, Standard & Poor's Rating Group ("S&P") assigned JALIC a claims-paying ability rating of "A (Good)". JALIC had previously been assigned a rating of "A+ (Good)". In November 1995, Moody's Investors Service assigned JALIC and JANY initial insurance financial strength ratings of "A3". On March 7, 1996, S&P lowered JALIC's "A (Good)" claims-paying ability rating to "BBB+" and placed JANY's "A (Good)" claims-paying ability rating on "Credit Watch with Developing Implications," meaning that JANY's rating could be raised or lowered in connection with the potential sale of the Company's Annuity operations. S&P stated that if that sale does not occur, JANY's rating will be downgraded to reflect JALIC's current rating. On March 11, 1996, A.M. Best lowered JALIC's and JANY's "A (Excellent)" ratings to "A-(Excellent)" and has placed such ratings under review with developing implications pending further discussions with the Company. The Company believes that these actions may materially adversely affect future sales of the Company's products and surrenders in the Company's Annuity Operations. Although the Company cannot predict the ultimate effect of these actions, it is possible that they could have a material adverse effect on the Company's financial position, results of operations, cash flows and liquidity.

     On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group. The Annuity Operations includes substantially all of the annuity business of JALIC and all of the business of JANY. JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

     Although the Company's medical loss ratio has generally been higher in the fourth quarter than the other quarters of the year, the Company has recently recognized an increase in this disparity. The Company can not predict the extent to which this disparity may increase or decrease in the future. As discussed below, the Company is anticipating the sale of its Annuity Operations. Such operations have generally resulted in fairly stable earnings per share, which has had the effect of reducing the volatility in the Company's earnings per share caused by fluctuations in the gross group medical loss ratio. The Company believes, therefore, that the relative volatility of the earnings per share may increase following the proposed sale of the Annuity Operations.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the ultimate disposition of such proceedings, individually and in the aggregate (including the lawsuit discussed below), will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. The actions, all of which were filed in the United States District Court for the Southern District of Florida (the "Court"), have been consolidated. In October 1995, the plaintiffs filed a Consolidated Amended Complaint purportedly on behalf of a class of persons who purchased the Company's common stock, par value $.01 per share (the "Common Stock") during the period of October 27, 1994 through May 3, 1995 seeking unspecified damages, fees, costs and interest. The first of the original complaints was filed after the Company revised its previously announced earnings for the fourth quarter of 1994 to reflect an unanticipated increase in claims received in 1995 for medical services rendered in 1994. The remainder of the original complaints were filed after the Company increased reserves during the first quarter of 1995 to reflect a further increase in such claims. Discovery has begun. The plaintiffs' motion for class certification, which the defendants have opposed, is currently pending before the Court. The defendants' motion to dismiss the Consolidated Amended Complaint, which the plaintiffs have opposed, is also pending before the Court. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         27. Financial Data Schedule

     (b) Reports on Form 8-K
         None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                    JOHN ALDEN FINANCIAL CORPORATION




Date: May 14, 1996                      By: /s/ Scott L. Stanton
                                        ------------------------------
                                                Scott L. Stanton
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.               Description           Page No.
- - -----------         -----------------------     --------
    27              Financial Data Schedule        22