Form 10-Q
period 1996-06-30
ALDEN JOHN FINANCIAL CORP
filed 1996-08-13
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





          QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996




                       Commission File Number:  1-11396


                        JOHN ALDEN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)




                 DELAWARE                                                                                   59-2840712
(State or other jurisdiction of incorporation or organization)                                (I.R.S. Employer Identification No.)

7300 CORPORATE CENTER DRIVE, MIAMI, FLORIDA                                                                 33126-1208
  (Address of principal executive offices)                                                                  (Zip Code)

                                 (305) 715-3767
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              / X/ Yes  /   / No

  As of August 8, 1996, 25,294,990 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996

                                     Index

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements as of June 30, 1996
             (unaudited) and December 31, 1995, and for the six and three months
             ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited)  . . . . . . . . . . . . . .     1

             Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . .     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .    22

Item 6.      Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                                JUNE 30,
                                                                                                   1996           DECEMBER 31,
                                       ASSETS                                                  (Unaudited)            1995
                                                                                             --------------      -------------
Debt securities:
  Held-to-maturity securities, at amortized cost (market $656,015 and $609,599)........      $     653,624       $    584,330
  Available-for-sale securities, at market (cost $3,639,843 and $3,652,408)............          3,633,257          3,811,825
  Trading account securities, at market (cost $5,442 and $5,450).......................              5,494              5,703
Equity securities, at market (cost $70,734 and $72,919)................................             77,337             82,639
Mortgage loans.........................................................................          1,505,890          1,506,874
Investment in real estate, at cost, less accumulated depreciation of $1,400
   and $1,008..........................................................................             37,615             20,998
Real estate owned......................................................................             13,642             11,973
Policy loans and other notes receivable................................................             90,215             84,079
Short-term investments.................................................................             14,497              6,349
                                                                                             --------------      -------------
    Total invested assets..............................................................          6,031,571          6,114,770
Cash and cash equivalents..............................................................             46,954             99,606
Deferred policy acquisition costs......................................................            269,157            197,667
Investment deposits recoverable........................................................            789,924            806,333
Property and equipment, at cost, less accumulated
   depreciation of $26,082 and $24,240.................................................             68,327             52,298
Other assets...........................................................................            435,372            425,356
                                                                                             --------------      -------------
    Total assets.......................................................................      $   7,641,305       $  7,696,030
                                                                                             ==============      =============


             LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities..........................................................      $   6,882,109       $  6,867,803
  Short-term debt......................................................................             25,000             15,063
  Long-term debt.......................................................................             76,500             92,000
  Other liabilities....................................................................            202,933            224,517
                                                                                             --------------      -------------
       Total liabilities...............................................................          7,186,542          7,199,383
                                                                                             --------------      -------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of  $286; $101.91 per share.....................................             15,286             15,286
  Common stock, $.01 par value; 717,913 and 850,974 shares
     authorized, issued and outstanding................................................              4,152              4,130
                                                                                             --------------      -------------
       Total redeemable securities.....................................................             19,438             19,416
                                                                                             --------------      -------------
Stockholders' equity:
    Common stock, $.01 par value; 74,282,087 and 74,149,026 shares authorized; 24,996,592 and 24,822,322 shares issued; 24,572,857
      and 24,398,139 shares outstanding................................................                250                248
    Paid-in capital....................................................................            181,636            181,154
    Net unrealized gain (loss) on investments, net of income taxes.....................             (5,015)            58,041
    Retained earnings..................................................................            271,155            250,167
    Redemption value of common stock in excess of cost.................................             (3,382)            (3,050)
    Treasury stock, at cost; 423,735 and 424,183 shares................................             (9,319)            (9,329)
                                                                                             --------------      -------------
       Total stockholders' equity......................................................            435,325            477,231
                                                                                             --------------      -------------
       Total liabilities, redeemable securities and stockholders' equity...............      $   7,641,305       $  7,696,030
                                                                                             ==============      =============




           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                                      June 30,                    June 30,
                                                                            --------------------------     -----------------------
                                                                               1996           1995           1996         1995
                                                                            ----------    ------------  ------------   -----------
Revenues:
    Gross insurance premiums and contract charges earned..................  $  954,443     $   961,092    $  471,243    $  484,589
    Ceded insurance premiums and contract charges earned..................    (424,331)       (440,710)     (208,759)     (220,863)
                                                                            -----------    ------------   -----------   -----------
         Net insurance premiums and contract charges earned...............     530,112         520,382       262,484       263,726
    Net investment income.................................................      22,568          26,485        10,766        13,626
    Other income, including experience refunds and expense allowances
       on reinsurance ceded...............................................      36,045          32,705        16,162        27,787
    Net realized investment gains (losses)................................         830             141           131        (1,398)
                                                                            -----------    ------------   ----------    -----------
         Total revenues...................................................     589,555         579,713       289,543       303,741
                                                                            -----------    ------------   -----------   -----------
Benefits and expenses:
    Gross claims incurred on insurance products...........................     697,383         696,557       350,364       346,968
    Ceded claims incurred on insurance products...........................    (323,749)       (337,962)     (161,299)     (160,584)
                                                                            -----------    ------------   -----------   -----------
         Net claims incurred on insurance products........................     373,634         358,595       189,065       186,384
    Universal life and investment-type contract benefits..................       9,230           9,081         4,706         5,481
    Increase (decrease) in life insurance reserves........................         150            (187)           35          (392)
    Commissions, net of commissions ceded.................................      40,877          38,010        19,572        17,408
    General expenses, net of expenses ceded...............................     129,642         145,904        56,809        78,031
    Amortization of purchased intangibles.................................       3,266           2,941         1,496         1,685
    Amortization of deferred policy acquisition costs.....................       6,505           7,195         3,418         4,039
    Interest expense......................................................       3,360           4,214         1,654         2,135
    Minority interest in joint venture's income...........................         775              --           942            --
                                                                            -----------    ------------   -----------   -----------
           Total benefits and expenses....................................     567,439         565,753       277,697       294,771
                                                                            -----------    ------------   -----------   -----------
Income from continuing operations before provision for income taxes.......      22,116          13,960        11,846         8,970
Provision for income taxes................................................       8,385           5,535         4,298         3,262
                                                                            -----------    ------------   -----------   -----------
Net income from continuing operations.....................................      13,731           8,425         7,548         5,708
Net income (loss) from discontinued operations:
   Annuity Operations (net of income taxes of  $8,983, $6,904, $4,534
     and $3,004)..........................................................      14,781          12,366         7,330         5,275
   Western Diversified Group (net of income taxes of ($528), $470,
     ($751) and $146).....................................................      (1,285)          1,137        (1,487)          283
                                                                            -----------    ------------   -----------   -----------
Net income................................................................  $   27,227     $    21,928    $   13,391    $   11,266
                                                                            ===========    ============   ===========   ===========

Net income applicable to common stock.....................................  $   26,552     $    21,253    $   13,054    $   10,929
                                                                            ===========    ============   ===========   ===========

Net income per common and common equivalent share (see Note 3):
      Net income from continuing operations...............................  $     0.51     $      0.30    $     0.28    $     0.21
      Net income from discontinued operations.............................        0.52            0.52          0.22          0.21
                                                                            -----------    ------------   -----------   -----------
      Net income..........................................................  $     1.03     $      0.82    $     0.50    $     0.42
                                                                            ===========    ============   ===========   ===========




           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                                  June 30,                     June 30,
                                                                         --------------------------   --------------------------
                                                                              1996        1995             1996         1995
                                                                         ------------  ------------   ------------  ------------
Number of shares outstanding............................................  24,572,857    24,484,504     24,572,857    24,484,504
                                                                         ============  ============   ============  ============

Common stock, beginning of period....................................... $       248   $       245    $       250   $       247
   Stock option exercises...............................................           1             1             --            --
   Transfer from redeemable common stock................................           1             1             --            --
                                                                         ------------  ------------   ------------  ------------
Common stock, end of period............................................. $       250   $       247    $       250           247
                                                                         ============  ============   ============  ============

Paid-in capital, beginning of period.................................... $   181,154   $   180,401    $   181,348   $   180,793
   Stock option exercises...............................................         173           281             62            --
   Transfer from redeemable common stock................................         309           116            226             5
                                                                         ------------  ------------   ------------  ------------
Paid-in capital, end of period.......................................... $   181,636   $   180,798    $   181,636   $   180,798
                                                                         ============  ============   ============  ============

Net unrealized gain (loss) on investments, net of income taxes,
   beginning of period.................................................. $    58,041   $   (20,348)   $    13,770   $    (3,482)
   Change in net unrealized gain (loss) on investments,
   net of income taxes .................................................     (63,056)       45,937        (18,785)       29,071
                                                                         ------------  ------------   ------------  ------------
Net unrealized gain (loss) on investments, net of income taxes,
   end of period........................................................ $    (5,015)  $    25,589    $    (5,015)  $    25,589
                                                                         ============  ============   ============  ============

Retained earnings, beginning of period.................................. $   250,167   $   256,252    $   260,884   $   263,782
   Net income...........................................................      27,227        21,928         13,391        11,266
   Dividends on redeemable preferred stock ($4.50, $4.50, $2.25 and
       $2.25 per share) ................................................        (675)         (675)          (337)         (337)
   Dividends on common stock ($0.22, $0.22, $0.11 and $0.11 per
       share)...........................................................      (5,564)       (5,590)        (2,783)       (2,796)
                                                                         ------------  ------------   ------------  ------------
Retained earnings, end of period........................................ $   271,155   $   271,915    $   271,155   $   271,915
                                                                         ============  ============   ============  ============

Redemption value of common stock in excess of cost,
   beginning of period.................................................. $    (3,050)  $    (3,645)   $    (2,581)  $    (2,294)
   Transfer from redeemable common stock................................           4           124              4           124
   Adjustment of put holder shares to market value......................         (24)         (746)            --          (746)
   Change in redemption value of common stock  in excess of cost........        (312)        1,505           (805)          154
                                                                         ------------  ------------   ------------  ------------
Redemption value of common stock in excess of cost, end of period....... $    (3,382)  $    (2,762)   $    (3,382)  $    (2,762)
                                                                         ============  ============   ============  ============

Treasury stock, beginning of period..................................... $    (9,329)  $    (6,181)   $    (9,329)  $    (6,181)
   Stock option exercises ..............................................          10            --             10            --
                                                                         ------------  ------------   ------------  ------------
Treasury stock, end of period........................................... $    (9,319)  $    (6,181)   $    (9,319)  $    (6,181)
                                                                         ============  ============   ============  ============

Stockholders' equity, beginning of period............................... $   477,231   $   406,724    $   444,342   $   432,865
   Net income...........................................................      27,227        21,928         13,391        11,266
   Change in net unrealized gain (loss) on investments,
       net of income taxes..............................................     (63,056)       45,937        (18,785)       29,071
   Dividends on redeemable preferred stock ($4.50, $4.50, $2.25 and
       $2.25 per share) ................................................        (675)         (675)          (337)         (337)
   Dividends on common stock ($0.22, $0.22, $0.11 and $0.11 per share)..      (5,564)       (5,590)        (2,783)       (2,796)
   Change in redemption value of common stock in excess of cost.........        (312)        1,505           (805)          154
   Stock option exercises...............................................         184           282             72            --
   Adjustment of put holder shares to market value......................         (24)         (746)            --          (746)
   Transfer from redeemable common stock................................         314           241            230           129
                                                                         ------------  -----------   ------------  ------------
Stockholders' equity, end of period..................................... $   435,325   $   469,606   $    435,325  $    469,606
                                                                         ============  ============  ============= =============




           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                      ---------------------------------
                                                                          1996                 1995
                                                                      ------------          -----------
Net cash provided by operating activities.........................    $   154,179           $  172,303
                                                                      ------------          -----------
Cash flows from investing activities:
  Proceeds from investments sold:
      Available-for-sale...........................................       274,751              103,297
      Equity securities............................................         1,383               49,287
      Real estate owned............................................         5,697                3,495
   Maturities, calls and scheduled loan payments:
      Held-to-maturity.............................................        34,276               35,182
      Available-for-sale...........................................       113,784               29,624
      Mortgage loans and other notes receivable....................       173,655               78,109
   Investments purchased:
      Held-to-maturity.............................................      (102,472)             (46,059)
      Available-for-sale...........................................      (370,441)            (396,777)
      Equity securities............................................            --              (27,179)
      Mortgage loans and other notes receivable....................      (189,160)            (103,324)
      Investment in real estate....................................       (17,009)                (454)
   Inflows from net sales and purchases of short-term investments..        (8,392)               7,668
   Acquisitions....................................................            --               (7,404)
   Purchases of property and equipment............................        (18,011)             (25,688)
                                                                        ----------           ----------
   Net cash used in investing activities...........................      (101,939)            (300,223)
                                                                        ----------           ----------
Cash flows from financing activities:
   Proceeds from borrowings of short-term and long-term debt.......        12,000               20,000
   Repayments of borrowings of short-term and long-term debt.......       (17,563)             (16,576)
   Receipts from universal life and investment-type contracts......       282,709              530,112
   Payments on universal life and investment-type contracts........      (375,958)            (341,001)
   Payment of dividends............................................        (6,264)              (6,002)
   Stock option exercises..........................................           184                  282
                                                                        ----------           ----------
  Net cash (used in) provided by financing activities..............      (104,892)             186,815
                                                                        ----------           ----------
Net (decrease) increase in cash and cash equivalents...............       (52,652)              58,895
Cash and cash equivalents, beginning of period.....................        99,606               58,474
                                                                        ----------           ----------
Cash and cash equivalents, end of period...........................     $  46,954            $ 117,369
                                                                        ==========           ==========


           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the six and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. As described in Note 2, the Company is anticipating disposing of certain operations. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

NOTE 2 -- DISCONTINUED OPERATIONS

        On March 27, 1996, the Board of Directors of the Company authorized the
sale of its Annuity Operations and the Western Diversified Group.   Annuity
Operations includes substantially all of the annuity business of John Alden Life Insurance Company ("JALIC") and all of the business of John Alden Life Insurance Company of New York ("JANY"). JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance products. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

         It is anticipated that the sale of the JALIC annuity business will be accomplished through an indemnity reinsurance transaction. As of June 30, 1996, total contract holder liabilities, net of reinsurance, related to such annuities were $3,914.1 million. It is anticipated that the sales of JANY and the Western Diversified Group will be accomplished through the sale of the common stock of the respective subsidiaries. As of June 30, 1996, the net assets of JANY and the Western Diversified Group aggregated approximately $76.7 million and $60.9 million, respectively. Total contract holder liabilities, net of reinsurance, related to JANY annuities were $1,328.6 million as of June 30, 1996.

          The results of operations relating to the Annuity Operations and the Western Diversified Group are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Operating results relating to continuing operations primarily relate to the Company's healthcare business. As a result, beginning with the condensed consolidated financial statements for the quarter ended March 31, 1996, the Company discontinued the reporting of segment information.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED) - (CONTINUED)


NOTE 3 -- EARNINGS PER SHARE

         Net income per common and common equivalent share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):

                                                        SIX MONTHS ENDED            THREE MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                       ---------------------      -----------------------
                                                         1996         1995            1996         1995
                                                         ----         ----            ----         ----
Net income . . . . . . . . . . . . . . . . . . . .      $27,227      $21,928        $13,391       $11,266
Dividends on redeemable preferred stock  . . . . .         (675)        (675)          (337)         (337)
                                                        -------      -------        -------       -------
Net income applicable to common stock  . . . . . .      $26,552      $21,253        $13,054       $10,929
                                                        =======      =======        =======       =======
Average common and common equivalent shares
 outstanding . . . . . . . . . . . . . . . . . . .       25,659       25,844         25,689        25,658
                                                        =======      =======        =======       =======

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

RESULTS OF OPERATIONS

KEY FINANCIAL DATA

CONSOLIDATED RESULTS

                                                                    PERCENTAGE                         PERCENTAGE
                                               SIX MONTHS ENDED       CHANGE      THREE MONTHS ENDED     CHANGE
                                                    JUNE 30,         POSITIVE          JUNE 30,         POSITIVE
                                              -------------------   (NEGATIVE)   -------------------   (NEGATIVE)
                                                1996       1995       EFFECT       1996       1995       EFFECT
                                              --------   --------   ----------   --------   --------   ----------
 (In millions, except per share data)
 Gross insurance premiums and
   contract charges earned . . .               $954.4     $961.1       (0.7)%     $471.2     $484.6       (2.8)%
 Net realized investment
   gains(losses) . . . . . . . .                  0.8        0.1      700.0          0.1       (1.4)     107.1
 Interest expense  . . . . . . .                  3.4        4.2       19.0          1.7        2.1       19.0
 Pre-tax income from continuing
  operations . . . . . . . . . .                 22.1       14.0       57.9         11.8        9.0       31.1
 Net income from continuing
   operations  . . . . . . . . .                 13.7        8.4       63.1          7.5        5.7       31.6
 Operating income (1):
  Continuing operations  . . . .                 12.5        7.7       62.3          7.0        6.3       11.1
  Discontinued operations  . . .                 15.8       15.9       (0.6)         7.5        7.0        7.1
    Total  . . . . . . . . . . .                 28.3       23.6       19.9         14.5       13.3        9.0
 Net income  . . . . . . . . . .                 27.2       21.9       24.2         13.4       11.3       18.6
 Net income applicable to common
   stock . . . . . . . . . . . .                 26.6       21.2       25.5         13.1       10.9       20.2
 Operating income per common
   share(1):
  Continuing operations  . . . .                 0.49       0.30       63.3         0.28       0.25       12.0
  Discontinued operations  . . .                 0.61       0.61         --         0.28       0.26        7.7
    Total  . . . . . . . . . . .                 1.10       0.91       20.9         0.56       0.51        9.8
 Net income per common share . .                 1.03       0.82       25.6         0.50       0.42       19.0
 Average common equivalent
   shares outstanding (000's)  .               25,659     25,844       (0.7)      25,689     25,658        0.1

- ---------------------------
 (1) Applicable to common stock, which excludes net realized investment gains (losses) and is after preferred stock dividends.

Consolidated Results for the Six Months Ended June 30, 1996 and 1995

         Operating income from continuing operations applicable to common stock increased 62.3% to $12.5 million for the six months ended June 30, 1996 from $7.7 million for the six months ended June 30, 1995. Operating income from continuing operations for the six months ended June 30, 1996 was reduced by $4.4 million for severance and other charges resulting from the Company's comprehensive strategic evaluation of its non-core product lines and increased focus on its core product lines. Operating income from continuing operations for the six months ended June 30, 1995 was reduced by $6.5 million due to an increase in the medical claim reserves relating to medical services provided (claims incurred) in 1994. Excluding these adjustments in each of the respective periods, operating income from continuing operations increased 19.0% to $16.9 million for the six months ended June 30, 1996 from $14.2 million for the six months ended June 30, 1995. This increase was primarily attributable to a decrease in the group gross combined ratio, partially offset by reduced investment income resulting from lower yielding invested assets, as discussed below. Operating income from discontinued operations was $15.8 million for the six months ended June 30, 1996 as compared to $15.9 million for the six months ended June 30, 1995.

         Net realized investment gains increased to $0.8 million for the six months ended June 30, 1996 from $0.1 million for the six months ended June 30, 1995. The net increase in operating income of 19.9%, coupled with the increase in net realized investment gains, resulted in a 25.5% increase in net income applicable to common stock to $26.6 million for the six months ended June 30, 1996 from $21.2 million for the six months ended June 30, 1995.

         Operating income from continuing operations increased 63.3% to $0.49 per share for the six months ended June 30, 1996 from $0.30 per share for the six months ended June 30, 1995. Operating income from discontinued operations was $0.61 for both the six months ended June 30, 1996 and June 30, 1995. Net income increased 25.6% to $1.03 per share for the six months ended June 30, 1996 from $0.82 per share for the six months ended June 30, 1995.

Consolidated Results for the Three Months Ended June 30, 1996 and 1995

         Operating income from continuing operations applicable to common stock increased 11.1% to $7.0 million for the three months ended June 30, 1996 from $6.3 million for the three months ended June 30, 1995. This increase was due to a decrease in corporate overhead and litigation related expenses as well as reduced losses incurred relating to product lines no longer actively marketed. Operating income from discontinued operations increased 7.1% to $7.5 million for the three months ended June 30, 1996 from $7.0 million for the three months ended June 30, 1995.

         Net realized investment gains increased to $0.1 million for the three months ended June 30, 1996 from net realized investment losses of $1.4 million for the three months ended June 30, 1995. The increase in operating income of 9.0%, coupled with the increase in net realized investment gains, resulted in a 20.2% increase in net income applicable to common stock to $13.1 million for the three months ended June 30, 1996 from $10.9 million for the three months ended June 30, 1995.

         Operating income from continuing operations increased 12.0% to $0.28 per share for the three months ended June 30, 1996 from $0.25 per share for the three months ended June 30, 1995. Operating income from discontinued operations increased 7.7% to $0.28 per share for the three months ended June 30, 1996 from $0.26 per share for the three months ended June 30, 1995. Net income increased 19.0% to $0.50 per share for the three months ended June 30, 1996 from $0.42 per share for the three months ended June 30, 1995.

CONTINUING OPERATIONS

HEALTHCARE OPERATIONS

                                                                   PERCENTAGE                            PERCENTAGE
                                            SIX MONTHS ENDED         CHANGE       THREE MONTHS ENDED       CHANGE
                                               JUNE 30,             POSITIVE            JUNE 30,          POSITIVE
                                         ----------------------    (NEGATIVE)   -----------------------  (NEGATIVE)
                                           1996          1995        EFFECT         1996        1995       EFFECT
                                         ---------     --------   ----------    ----------    ---------   --------
 (Dollars in millions)
 Gross insurance premiums and
  contract charges earned  . . . . . . $    946.5    $    949.2      (0.3)%     $    467.3  $    480.7      (2.8)%
 Group insured data at end of period:
   Employers (1) . . . . . . . . . . .    214,000       246,000     (13.0)         214,000     246,000     (13.0)
   Employee lives  . . . . . . . . . .    560,000       646,000     (13.3)         560,000     646,000     (13.3)
 Group covered lives . . . . . . . . .  1,069,000     1,232,000     (13.2)       1,069,000   1,232,000     (13.2)
 HMO covered lives . . . . . . . . . .     62,000        28,000     121.4           62,000      28,000     121.4
   Total covered lives . . . . . . . .  1,131,000     1,260,000     (10.2)       1,131,000   1,260,000     (10.2)
 Group pre-tax operating income  . . . $     33.7    $     21.0      60.5       $     17.6  $     16.8       4.8
 Group gross data:
   Insurance premiums and contract
    charges earned . . . . . . . . . .      799.5         844.9      (5.4)           392.6       422.3      (7.0)
   Insurance premiums earned per group
    employee life (in dollars) . . . .    1,355.1       1,295.9       4.6            677.0       648.3       4.4
   Annualized persistency rates  . . .       66.5%         71.8%     (5.3)            64.2%       71.3%     (7.1)
   Medical loss ratio  . . . . . . . .       73.0          73.4       0.4             73.5        71.8      (1.7)
   Expense ratio . . . . . . . . . . .       23.6          24.9       1.3             22.7        25.0       2.3
   Combined ratio  . . . . . . . . . .       96.6          98.3       1.7             96.2        96.8       0.6
 Pre-tax income  . . . . . . . . . . . $     34.3    $     24.4      40.6       $     17.1  $     18.3      (6.6)

- --------------------------
(1) Includes 35,000 and 42,000 groups, each group made up of one individual, as of June 30, 1996 and 1995, respectively, marketed through an association group trust.

Healthcare Operations Results for the Six Months Ended June 30, 1996 and 1995

         Pre-tax income for healthcare operations increased 40.6% to $34.3 million for the six months ended June 30, 1996 from $24.4 million for the six months ended June 30, 1995. Pre-tax income for the six months ended June 30, 1996 was reduced by $5.3 million for the healthcare operations' portion of the charges discussed above. Pre-tax income for the six months ended June 30, 1995 was reduced by $10.0 million due to an increase in medical loss reserves relating to claims incurred in 1994, as discussed below. Excluding these adjustments in each of the respective periods, pre-tax income increased 15.1% to $39.6 million for the six months ended June 30, 1996 from $34.4 million for the six months ended June 30, 1995. The group gross medical loss ratio increased to 73.0% for the six months ended June 30, 1996 from 72.2% for the six months ended June 30, 1995, excluding the $10.0 million for claims incurred in 1994. This increase was offset by a decrease in the group gross expense ratio to 23.2% for the six months ended June 30, 1996 from 24.9% for the six months ended June 30, 1995, excluding the adjustments referred to above.

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

         Premium rate increases are established approximately three months prior to the quarter in which they become effective. Subsequent to establishing the first quarter 1996 premium rate increases in October 1995, the Company identified several factors, in addition to increased utilization, that contributed to the relatively high medical loss ratio during 1995. These factors were primarily a result of small group and individual healthcare reform legislation, primarily at the state level. Such reform included guaranteed issue, mandated benefits, premium rate limits (including community rating and modified community rating), guaranteed renewability, minimum medical loss ratio mandates, risk adjustment mechanisms which allocate losses of individual carriers to group carriers and other reforms. The Company also increased its ability to analyze claims experience by various specific characteristics.
These included, among other things, initial group size, current group size, duration of policy, geographic location, level of deductibles and utilization of particular benefits. As a result, the Company identified certain blocks of business with profit margins lower than that which the Company deems acceptable. These higher risk blocks of the business accounted for approximately 30% of the total group gross insurance premiums and contract charges earned in 1995, and incurred a 1995 "hindsighted" loss ratio of 82.4%. Hindsighted loss ratios are calculated based on the ultimate claim payout over time for a particular period. On the same basis, the remaining block of business, representing approximately 70% of 1995 group gross insurance premiums and contract charges earned, generated a hindsighted loss ratio for 1995 of 70.4%. As of June 30, 1996, the hindsighted loss ratio relating to gross insurance premiums and contract charges earned in 1996 for the higher risk block of business was less than ten percent above the hindsighted loss ratio for the remaining block of business. However, the performance of these blocks of business is best measured over at least a 12-month period.

        As the first year and renewal premium rate increases that were effective on January 1, 1996 were established in October 1995, they were developed without benefit of this new information. The average rate increases for the quarter beginning on January 1, 1996 were approximately 15%. Consistent with the Company's objective of maintaining profit margins at the risk of reducing market share, and utilizing the new information discussed above, the Company significantly increased rates on its new business and increased rates on its renewal business for the second, third and fourth quarters of 1996 by approximately 22%, 23% and 23%, respectively. The Company has taken additional actions that it believes will enable it to better control the future medical loss ratios on its group business with a strong emphasis on the high risk business. These actions include, where appropriate or available, improving discounts from providers, redesigning benefits, improving underwriting techniques, altering commission structures and discontinuing portions of such business, if warranted. While all such actions are designed to improve margins, they may have contributed to a decrease in group covered lives since such rate increases may have resulted in prices above the competition. The number of group covered lives decreased 13.2% to 1,069,000 at June 30, 1996 from 1,232,000 at June 30, 1995. Total group gross insurance premiums and contract charges earned have decreased 5.4% to $799.5 million for the six months ended June 30, 1996 from $844.9 million for the six months ended June 30, 1995 due to the decrease in covered lives, partially offset by the effect of the premium rate increases described above. These actions may result in a continued decrease in the total group gross insurance premiums and contract charges earned over the next several quarters and possibly thereafter. There can be no assurance that these actions will restore profit margins to acceptable levels.

         As noted above, the group gross medical loss ratio has increased to 73.0% for the six months ended June 30, 1996 as compared to 72.2% for the six months ended June 30, 1995, excluding the increase in medical loss reserves relating to claims incurred in 1994. The group gross medical loss ratio for the first and second quarters of 1996 was 72.5% and 73.5%, respectively. This increase is primarily attributable to the increased utilization of medical services which is generally being experienced throughout the industry. The Company cannot predict whether the increase in utilization represents a one-time event or more permanent trend.

         The Company continues its strategy to strengthen its managed care networks and products. This strategy is designed to reduce the risks created in our marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, the Company is designing benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. In addition, the Company is enhancing provider incentives and risk-sharing programs that encourage and reward networks for effective medical cost management. It is anticipated that this strategy may result in an increase in group operating expenses in the future.

         During the six months ended June 30, 1996, the Company further centralized processing functions by closing its Sacramento, California processing office, resulting in a charge of approximately $1.0 million. During this same period, the Company recorded a liability of approximately $1.9 million for the remaining lease obligation related to a computer software system that will no longer be utilized due to the centralizing of various functions and offices. The combined total for these severance and other charges aggregates approximately $2.9 million, or 0.4% of the total group gross insurance premiums and contract charges earned in this period.

         The group gross expense ratio for the six months ended June 30, 1996, excluding the 0.4% of severance and other charges discussed above, was 23.2% compared to 24.9% for the six months ended June 30, 1995. This decrease was primarily attributable to a reduction in the number of employees.
Additionally, reductions in renewal commissions were announced in late 1994 for business sold subsequent to that announcement, which lowered commission expense for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

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

Healthcare Operations Results for the Three Months Ended June 30, 1996 and 1995

         Pre-tax income for healthcare operations decreased 6.6% to $17.1 million for the three months ended June 30, 1996 from $18.3 million for the three months ended June 30, 1995. This decrease is generally due to an increase in the loss ratio of the healthcare stop-loss reinsurance product line, partially offset by a decrease in the group gross combined ratio to 96.2% for the three months ended June 30, 1996 from 96.8% for the three months ended June 30, 1995. Such decrease in the group gross combined ratio is generally attributable to the decreased expense ratio offset by the increase in the medical loss ratio, as discussed above. Total group covered lives decreased 13.2% to 1,069,000 at June 30, 1996 from 1,232,000 at June 30, 1995. Group gross insurance premiums and contract charges earned decreased 7.0% to $392.6 million for the three months ended June 30, 1996 from $422.3 million for the three months ended June 30, 1995 due to the decrease in covered lives, partially offset by the premium rate increases which were put in effect in 1996, as discussed above.

OTHER CONTINUING OPERATIONS



                                                     PERCENTAGE                         PERCENTAGE
                                  SIX MONTHS ENDED     CHANGE       THREE MONTHS ENDED    CHANGE
                                      JUNE 30,         POSITIVE          JUNE 30,        POSITIVE
                                  -----------------   (NEGATIVE)    ------------------  (NEGATIVE)
                                  1996        1995      EFFECT       1996       1995      EFFECT
 (In millions)                    -----      ------  -----------    ------     -------  ----------
 Gross premiums and fees . . . .  $ 7.9      $11.9      (33.6) %     $3.9       $ 3.9       -- %
 Net investment income . . . . .   17.3       20.7      (16.4)        8.3        10.5     (21.0)
 Pre-tax operating loss  . . . .  (13.0)     (10.5)     (23.8)       (5.3)       (7.8)     32.1
 Net realized investment gains
   (losses)  . . . . . . . . . .    0.8        0.1      700.0         0.1        (1.4)    107.1
 Pre-tax loss  . . . . . . . . .  (12.2)     (10.4)     (17.3)       (5.2)       (9.2)     43.5

Other Continuing Operations Results for the Six Months Ended June 30, 1996 and 1995

        Other continuing operations include JALIC's individual life business and products no longer marketed by the Company. Also included are investment income on equity, net corporate realized investment gains and losses and corporate expenses for the Company and all of its subsidiaries, excluding John Alden Life Insurance Company of New York ("JANY") and the Western Diversified Group. Pre-tax loss from other continuing operations increased 17.3% to $12.2 million for the six months ended June 30, 1996 from $10.4 million for the six months ended June 30, 1995. The 1996 amount includes the other continuing operations' share of the severance and other charges, as discussed above, of approximately $1.4 million. The 1995 amount includes $2.6 million of charges incurred in relation to certain litigation related to the Company's operations. Excluding these amounts, the pre-tax loss increased 38.5% to $10.8 million for the six months ended June 30, 1996 from $7.8 million for the six months ended June 30, 1995 primarily due to lower yielding invested assets which resulted in reduced investment income for the 1996 period compared to the 1995 period. Net realized investment gains increased to $0.8 million for the six months ended June 30, 1996 from $0.1 million for the six months ended June 30, 1995. If the Company completes the anticipated sales of the discontinued operations discussed below, certain corporate expenses in other continuing operations may be reduced. However, there can be no assurance as to when and to what extent such expense reductions will occur.

Other Continuing Operations Results for the Three Months Ended June 30, 1996 and 1995

         Pre-tax loss from other continuing operations decreased 43.5% to $5.2 million for the three months ended June 30, 1996 from $9.2 million for the three months ended June 30, 1995. The 1995 amount includes $2.0 million of charges incurred in relation to certain litigation related to the Company's operations. Excluding these charges, the pre-tax loss decreased 27.8% during these periods primarily due to a reduction in interest and overhead expenses, as well as reduced losses incurred in the product lines no longer actively marketed, partially offset by reduced investment income on equity. Net realized investment gains increased 107.1% to $0.1 million for the three months ended June 30, 1996 from net realized investment losses of $1.4 million for the three months ended June 30, 1995.

DISCONTINUED OPERATIONS

        On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group. Annuity Operations includes substantially all of the annuity business of John Alden Life Insurance Company ("JALIC") and all of the business of JANY. JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance products. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

ANNUITY OPERATIONS


                                                         PERCENTAGE                           PERCENTAGE
                                     SIX MONTHS ENDED      CHANGE         THREE MONTHS ENDED    CHANGE
                                          JUNE 30,        POSITIVE            JUNE 30,        PERCENTAGE
                                    -------------------  (NEGATIVE)    ---------------------  (NEGATIVE)
                                      1996       1995      EFFECT        1996         1995      EFFECT
                                    --------   --------   -------      ---------  ---------- -----------
 (In millions)
 Deposits received . . . . . . . . $  270.7   $  510.0    (46.9)%      $  104.5    $  292.8     (64.3)%
 Net investment income . . . . . .    201.9      198.6      1.7           101.1       101.0       0.1
 Total revenues  . . . . . . . . .    219.9      219.2      0.3           108.5       111.3      (2.5)
 Benefit and surrender payments. .    364.2      333.0     (9.4)          173.4       201.4      13.9
 Interest credited to
   policyholders . . . . . . . . .    146.0      148.8      1.9            74.9        77.1       2.9
 Average account balances, net of
   reinsurance . . . . . . . . . .  5,183.8    5,223.6     (0.8)        5,207.7     5,302.4      (1.8)
 Pre-tax operating income (net
   spread earned)  . . . . . . . .     27.4       23.0     19.1            14.3        10.4      37.5
 Net realized investment losses  .     (3.7)      (3.7)     --             (2.5)       (2.1)    (19.0)
 Pre-tax income  . . . . . . . . .     23.7       19.3     22.8            11.8         8.3      42.2

Annuity Operations Results for the Six Months Ended June 30, 1996 and 1995

         The net spread earned increased 19.1% to $27.4 million for the six months ended June 30, 1996 from $23.0 million for the six months ended June 30, 1995. Average account balances, net of reinsurance, decreased 0.8% to $5,183.8 million for the six months ended June 30, 1996 from $5,223.6 million for the six months ended June 30, 1995. The increase in net spread is due to a slight increase in gross margin due to changes in the mix of annuity contracts caused by the ceding of a large block of contracts in the third quarter of 1995 which carried high surrender penalties and changes in the earned rate of the investment portfolio and the average credited rate on outstanding annuity contracts. Also, investment income on JANY equity increased due to an increase in retained earnings and a capital contribution made in late 1995. In addition, the Company recognized $1.2 million of premium and intangible tax refunds during the six months ended June 30, 1996. Deposits received decreased 46.9% to $270.7 million for the six months ended June 30, 1996 from $510.0 million for the six months ended June 30, 1995. This decrease is generally attributable to the Company's announcement in March 1996 that it was selling its Annuity Operations, as well as the lower ratings received by JALIC and JANY from certain national rating agencies. See "Current Trends and Developments."

Annuity Operations Results for the Three Months Ended June 30, 1996 and 1995

         The net spread earned increased 37.5% to $14.3 million for the three months ended June 30, 1996 from $10.4 million for the three months ended June 30, 1995. Average account balances, net of reinsurance, decreased 1.8% to $5,207.7 million for the three months ended June 30, 1996 from $5,302.4 million for the three months ended June 30, 1995. The increase in net spread earned is primarily attributable to the premium and intangible tax refunds recognized in the second quarter and changes in gross margin and income earned on JANY equity, as discussed above. Net realized investment losses increased 19.0% to $2.5 million for the three months ended June 30, 1996 from $2.1 million for the three months ended June 30, 1995. Pre-tax income increased 42.2% to $11.8 million for the three months ended June 30, 1996 from $8.3 million for the three months ended June 30, 1995.

WESTERN DIVERSIFIED GROUP

                                                      PERCENTAGE                           PERCENTAGE
                                   SIX MONTHS ENDED     CHANGE       THREE MONTHS ENDED      CHANGE
                                        JUNE 30,       POSITIVE            JUNE 30,        PERCENTAGE
                                 -------------------  (NEGATIVE)    ---------------------  (NEGATIVE)
                                   1996       1995      EFFECT        1996         1995      EFFECT
                                 --------   --------   -------      ---------  ---------- -----------

 (In millions)
 Written premiums  . . . . . . .  $ 45.1     $ 47.8       (5.6) %    $ 25.1     $ 26.7       (6.0)%
 Gross insurance premiums and
   contract charges earned . . .    35.3       32.3        9.3         17.9       16.2       10.5
 Pre-tax income (loss)   . . . .    (1.8)       1.6     (212.5)        (2.2)       0.4     (650.0)

Western Diversified Group Results for the Six Months Ended June 30, 1996 and
1995

         Pre-tax income (loss) decreased 212.5% to a pre-tax loss of $1.8 million for the six months ended June 30, 1996 from pre-tax income of $1.6 million for the six months ended June 30, 1995. This decrease is primarily attributable to a profit sharing liability recorded during the second quarter of 1996 relating to amounts ceded to reinsurers in the credit product line and an increase in the credit loss ratio.

Western Diversified Group Results for the Three Months Ended June 30, 1996 and 1995

         Pre-tax income (loss) decreased to a pre-tax loss of $2.2 million for the three months ended June 30, 1996 from pre-tax income of $0.4 million for the three months ended June 30, 1995. This decrease is generally due to the profit sharing liability recorded during the second quarter of 1996 and increase in credit loss ratio, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         In February 1993, the Company refinanced all remaining indebtedness incurred in connection with the 1987 acquisition of JALIC and certain of its affiliates pursuant to a credit agreement entered into with The Chase Manhattan Bank on its own behalf and as administrative agent for certain commercial lending institutions (the "Credit Agreement"). The Credit Agreement is collateralized by the capital stock and the surplus debentures of Houston National Life Insurance Company ("HNLIC"), as well as the stock of all of the Company's other direct and indirect non-insurance subsidiaries, other than those owned through an insurance subsidiary. The Credit Agreement contains restrictive covenants which, among other things, limit additional indebtedness, payments of dividends, sales of assets and reinsurance arrangements. It also requires the Company to satisfy certain financial covenants. The Credit Agreement's interest rate per annum is based on certain economic indices. The Company made a scheduled principal payment of $15.0 million in April 1996 and repaid $2.5 million under the Company's revolving credit facility in June 1996. Also in April 1996, the Company borrowed $12.0 million pursuant to the revolving credit facility. Future required principal payments are $25.0 million in 1997, $32.0 million in 1998 and $44.5 million in 1999.

         The principal amounts of outstanding indebtedness of the Company at June 30, 1996 and December 31, 1995 were $101.5 million and $107.1 million, respectively. At June 30, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.28 to 1 compared to 0.27 to 1 at December 31, 1995. The weighted average annualized interest rates on the Company's indebtedness were approximately 6.6% and 6.8% for the six months ended June 30, 1996 and 1995, respectively.

DIVIDENDS

         The Company paid preferred stock dividends of approximately $0.7 million in each of April 1995, October 1995 and April 1996. A summary of common stock dividends declared or paid during 1995 and 1996 is as follows:

                                                                Amount of Dividend
                                                    -----------------------------------------
                                                                              Aggregate
Month of Declaration            Payment Month       Per Share            Dollars in Millions
- --------------------            -------------       ---------            --------------------
      December 1994               January 1995       $ .10                         $2.5
      March 1995                  April 1995           .11                          2.8
      June 1995                   July 1995            .11                          2.8
      September 1995              October 1995         .11                          2.8
      December 1995               January 1996         .11                          2.8
      March 1996                  April 1996           .11                          2.8
      June 1996                   July 1996            .11                          2.8


CASH FLOWS

         Net cash provided by operating activities decreased to $154.2 million for the six months ended June 30, 1996 from $172.3 million for the six months ended June 30, 1995. This decrease was generally attributable to the timing of settlement of liabilities under reinsurance agreements and benefit reserves.

        Net cash used in investing activities decreased to $101.9 million for the six months ended June 30, 1996 from $300.2 million for the six months ended June 30, 1995. This was primarily due to the decrease in net cash provided by financing activities as explained below. The Company has increased its sales of available-for-sale securities over the prior year in order to increase yield earned during the period of an increasing interest rate environment. In May 1996 and April 1995, the Company exercised options to purchase office buildings (one of which it had previously leased) located on land owned by the Company adjacent to its headquarters building. The purchase prices of $33.5 million and $21.8 million, respectively, were paid from internally generated funds.

         Net cash used in financing activities aggregated $104.9 million for the six months ended June 30, 1996 compared to net cash provided by financing activities of $186.8 million for the six months ended June 30, 1995. This was primarily due to a decrease in receipts from universal life and investment type contracts to $282.7 million for the six months ended June 30, 1996 from $530.1 million for the six months ended June 30, 1995 and an increase in payments relating to universal life and investments type contracts to $376.0 million for the six months ended June 30, 1996 from $341.0 million for the six months ended June 30, 1995. The decrease in net cash flows from universal life and investment-type contracts may be due, in part, to the Company's announcement in March 1996 that it was selling its Annuity Operations, as well as the Company's recent downgrades in ratings, as discussed below.

         Cash and cash equivalents decreased to $47.0 million at June 30, 1996 from $117.4 million at June 30, 1995. This decrease was due to the purchase of the buildings discussed above and the purchase of additional investments.

         The Company believes that operating cash flows, together with loan repayments and investment maturities, are sufficient to meet anticipated operating liquidity needs.

REINSURANCE RECEIVABLES

         Receivables from reinsurers and investment deposits recoverable, consisting primarily of contract holder liabilities transferred to reinsurers, aggregated $948.0 million. Of the total, $780.9 million, or 82.4%, has been placed in trusts. These trust agreements generally require that assets be maintained at least equal to 100% of the underlying regulatory liabilities and that the assets in trust be left on deposit with an independent trustee. The Company generally requires that its reinsurers be rated "A (Excellent)" or better by A.M. Best and Company ("A.M. Best").

         Significant reinsurance recoverables due to the Company and premiums ceded as of and for the six months ended June 30, 1996 are as follows (dollars in thousands):

                                                                                                   PREMIUMS CEDED
                                                                          RECOVERABLES             FOR THE SIX
                                                   A. M. BEST     ----------------------------      MONTHS ENDED
                                                     RATING       PAID LOSSES    UNPAID LOSSES     JUNE 30, 1996
                                                ---------------   -----------    -------------   ------------------
London Life Insurance Company . . . . . . . .    A++ (Superior)      $    --         $75,530         $231,637
Mercantile & General Life Reassurance
  Company . . . . . . . . . . . . . . . . . .     A+ (Superior)        3,648          15,131           21,623
Transamerica Occidental Life Insurance
  Company . . . . . . . . . . . . . . . . . .     A+ (Superior)           --          50,353          154,424

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

         The Company's investment portfolio at June 30, 1996 is summarized in the table below (dollars in thousands):

                                                                                               PERCENTAGE
                                                                                                OF TOTAL
                                                                   CARRYING VALUE            CARRYING VALUE
                                                                   --------------            --------------
Held-to-maturity securities (1):
  U.S. government and agency debt securities (2)  . . . . . .        $  146,046                     2.4%
  Municipal debt securities . . . . . . . . . . . . . . . . .            22,882                     0.4
  Investment grade corporate debt securities  . . . . . . . .           210,329                     3.5
  Non-investment grade corporate debt securities  . . . . . .             1,721                    --
  Mortgage-backed debt securities (3) . . . . . . . . . . . .           141,737                     2.3
  Asset-backed debt securities  . . . . . . . . . . . . . . .           130,909                     2.2
                                                                     ----------                  ------
    Total held-to-maturity securities . . . . . . . . . . . .           653,624                    10.8
                                                                     ----------                  ------
Available-for-sale securities (4):
  U.S. government and agency debt securities (2)  . . . . . .           987,700                    16.4
  Municipal debt securities . . . . . . . . . . . . . . . . .             2,844                    --
  Debt securities issued by foreign governments (5) . . . . .            15,963                     0.3
  Investment grade corporate debt securities  . . . . . . . .         1,335,794                    22.1
  Non-investment grade corporate debt securities  . . . . . .             3,028                     0.1
  Mortgage-backed debt securities (3) . . . . . . . . . . . .           993,361                    16.4
  Asset-backed debt securities  . . . . . . . . . . . . . . .           294,567                     4.9
                                                                     ----------                  ------
    Total available-for-sale securities . . . . . . . . . . .         3,633,257                    60.2
                                                                     ----------                  ------
Trading account securities (6)  . . . . . . . . . . . . . . .             5,494                     0.1
Equity securities (7) . . . . . . . . . . . . . . . . . . . .            77,337                     1.3
Commercial mortgages (8)  . . . . . . . . . . . . . . . . . .         1,094,677                    18.1
Residential mortgages (8) . . . . . . . . . . . . . . . . . .           411,213                     6.8
Investment in real estate (9) . . . . . . . . . . . . . . . .            37,615                     0.7
Real estate owned (10) . . . . . . . . . . . . . . . . . . .             13,642                     0.2
Policy loans and other notes receivable (11)  . . . . . . . .            90,215                     1.5
Short-term investments (12) . . . . . . . . . . . . . . . . .            14,497                     0.3
                                                                     ----------                  ------
  Total investments (13)  . . . . . . . . . . . . . . . . . .        $6,031,571                   100.0%
                                                                     ==========                  ======

- -------------------------
(1) Carried at amortized cost, adjusted for impairments in value which are considered other than temporary. Total market value was approximately $656,015,000, representing net unrealized investment gains of approximately $2,391,000.
(2) Includes $878,959,000 of agency collateralized mortgage obligations.
(3) Includes $1,097,402 of non-agency and private placement collateralized mortgage obligations.
(4) Carried at market value. Total amortized cost was approximately $3,639,843,000, representing net unrealized investment losses of approximately $6,586,000.
(5) Consist principally of Canadian provincial government bonds.

(6) Carried at market value. Total cost was approximately $5,442,000, representing net unrealized investment gains of approximately $52,000.
(7) Carried at market value. Total cost was approximately $70,734,000, representing net unrealized investment gains of approximately $6,603,000.
(8) Carried at the unpaid principal balance less unamortized discounts, a $7,334,000 valuation reserve and $8,367,000 in write-downs for impairments in value, which are considered other than temporary.
(9) Real estate acquired as investment property is carried at cost less accumulated depreciation of $1,400,000.
(10) Acquired in satisfaction of debt. Carried at cost less allowances for impairments in value which are considered other than temporary.
(11)     Consist of policy, collateral loans and provider notes receivable.
(12)     Carried at amortized cost, which approximates market value.
(13) Includes Annuity Operations invested assets of approximately $5.2 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" for a discussion of the proposed sale of the Annuity Operations.

         The following table sets forth the composition of the Company's debt securities portfolio by rating at June 30, 1996 (dollars in thousands):


                                                                                TRADING                        % OF TOTAL
                                      HELD-TO-MATURITY    AVAILABLE-FOR-SALE    ACCOUNT          TOTAL          CARRYING
                                         SECURITIES            SECURITIES      SECURITIES    CARRYING VALUE       VALUE
                                     ------------------ ---------------------- ----------    --------------    ----------
   Rating (1)
- ----------------
AAA(2)  . . . . . . . . . . . .          $ 343,647            $2,182,731          $ 5,494       $2,531,872         59.0%
AA  . . . . . . . . . . . . . .             79,317               387,057               --          466,374         10.9
A . . . . . . . . . . . . . . .            175,486               807,016               --          982,502         22.9
BBB . . . . . . . . . . . . . .             53,453               253,425               --          306,878          7.1
                                        ----------            ----------          -------       ----------        -----
  Total investment grade  . . .            651,903             3,630,229            5,494        4,287,626         99.9
                                        ----------            ----------          -------       ----------        -----
BB  . . . . . . . . . . . . . .                 --                    --               --               --         --
B . . . . . . . . . . . . . . .                 --                    --               --               --         --
Other . . . . . . . . . . . . .              1,721                 3,028               --            4,749          0.1
                                         ---------            ----------          -------       ----------        -----
  Total non-investment grade  .              1,721                 3,028               --            4,749          0.1
                                         ---------            ----------          -------       ----------        -----
    Total . . . . . . . . . . .          $ 653,624            $3,633,257          $ 5,494       $4,292,375        100.0%
                                         =========            ==========          =======       ==========        =====

- -----------------------

(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $1,139,240,000 of U.S. government and agency debt securities.

         Commercial and residential mortgages comprised 24.9% of the Company's invested assets at June 30, 1996. Mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 1996, mortgages more than 30 days delinquent accounted for 1.1% of the carrying value of the Company's mortgage portfolio of $1,505.9 million and, together with real estate owned by the Company, accounted for 0.5% of the carrying value of the Company's total investment portfolio.

         The following table sets forth information regarding the Company's delinquent and other problem mortgage loans as of June 30, 1996 (dollars in thousands):

                                                                  COMMERCIAL         RESIDENTIAL        TOTAL
                                                                  -----------        -----------       -------
Delinquent 31 days or more:
  In non-accrual status(1)  . . . . . . . . . . . . . . . . . .     $12,537            $1,345          $13,882
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,074             1,684            2,758
                                                                   --------            ------          -------
    Total delinquent  . . . . . . . . . . . . . . . . . . . . .      13,611             3,029           16,640
Restructured on other than market terms(2)  . . . . . . . . . .      36,638                --           36,638
                                                                    -------            ------          -------
Delinquent and other problem loans  . . . . . . . . . . . . . .     $50,249            $3,029          $53,278
                                                                    =======            ======          =======
Delinquent and other problem loans as a percentage of
  loans outstanding at June 30, 1996  . . . . . . . . . . . . .      4.6%               0.7%             3.5%

- ----------------------------------

(1) The Company continues to accrue interest payments on mortgage loans which are up to 90 days contractually past due as to principal or interest. After such 90-day period, no additional interest is accrued. For mortgage loans which are in process of foreclosure, all accrued interest is reduced to zero.

(2) Excludes loans in this category included in delinquency totals.

CURRENT TRENDS AND DEVELOPMENTS

         The Company continues its strategy to strengthen its managed care networks and products. This strategy is designed to reduce the risks created in our marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, the Company is designing benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. In addition, the Company is enhancing provider incentives and risk-sharing programs that encourage and reward networks for effective medical cost management. It is anticipated that this strategy may result in an increase in group operating expenses in the future.

         In April 1995, A.M. Best completed its annual review of JALIC and assigned it a rating of "A (Excellent)". JALIC had previously been rated "A+ (Superior)". In October 1995, Standard & Poor's Rating Group ("S&P") assigned JALIC a claims-paying ability rating of "A (Good)". JALIC had previously been assigned a rating of "A+ (Good)". In November 1995, Moody's Investors Service assigned JALIC and JANY initial insurance financial strength ratings of "A3". On March 7, 1996, S&P lowered JALIC's "A (Good)" claims-paying ability rating to "BBB+" and placed JANY's "A (Good)" claims-paying ability rating on "Credit Watch with Developing Implications," meaning that JANY's rating could be raised or lowered in connection with the potential sale of the Company's Annuity Operations. S&P stated that if that sale does not occur, JANY's rating will be downgraded to reflect JALIC's current rating. On March 11, 1996, A.M. Best lowered JALIC's and JANY's "A (Excellent)" ratings to "A-(Excellent)" and has placed such ratings under "Review with Developing Implications" pending further discussions with the Company. The Company believes that these actions may materially adversely affect future sales of the Company's products and surrenders in the Company's Annuity Operations. Although the Company cannot predict the ultimate effect of these actions, it is possible that they could have a material adverse effect on the Company's financial position, results of operations, cash flows and liquidity.

        On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group. The Annuity Operations includes substantially all of the annuity business of JALIC and all of the business of JANY. JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance products. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

         Although the Company's medical loss ratio has generally been higher in the fourth quarter than the other quarters of the year, the Company has recently recognized an increase in this disparity. The Company cannot predict the extent to which this disparity may increase or decrease in the future. As discussed above, the Company is anticipating the sale of its Annuity Operations. Such operations have generally resulted in fairly stable earnings per share, which has had the effect of reducing the volatility in the Company's earnings per share caused by fluctuations in the gross group medical loss ratio. The Company believes, therefore, that the relative volatility of the earnings per share may increase following the proposed sale of the Annuity Operations.

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

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. The actions, all of which were filed in the United States District Court for the Southern District of Florida (the "Court"), have been consolidated. In October 1995, the plaintiffs filed a Consolidated Amended Complaint purportedly on behalf of a class of persons who purchased the Company's common stock, par value $.01 per share (the "Common Stock") during the period of October 27, 1994 through May 3, 1995 seeking unspecified damages, fees, costs and interest. The first of the original complaints was filed after the Company revised its previously announced earnings for the fourth quarter of 1994 to reflect an unanticipated increase in claims received in 1995 for medical services rendered in 1994. The remainder of the original complaints were filed after the Company increased reserves during the first quarter of 1995 to reflect a further increase in such claims. The plaintiffs' motion for class certification, which the defendants have opposed, is currently pending before the Court. The defendants' motion to dismiss the Consolidated Amended Complaint, which the plaintiffs have opposed, is also pending before the Court. While document discovery is ongoing, defendants have filed a motion to stay deposition discovery until these motions are decided. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuits.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 19, 1996, the Company held its annual meeting of stockholders in Miami, Florida. The stockholders voted on two matters.

   The following votes were cast for the nominees for election of directors, and all such nominees were elected.

                                                      Votes For                 Votes Withheld
                                                   ---------------              --------------
   Glendon E. Johnson                                22,171,026                    218,003

   Marvin H. Assofsky                                22,229,425                    159,604

   Norman C. Crocker                                 21,978,430                    410,599

   David P. Gardner                                  22,231,583                    157,446

   Edwin J. Garn                                     22,230,275                    158,754

   Carl F. Geuther                                   22,234,617                    154,412

   Linda Jenckes                                     22,209,470                    179,559

   Lynn G. Merritt                                   22,225,924                    163,105

   James L. Moorefield                               22,189,344                    199,685

   Scott L. Stanton                                  22,202,701                    186,328

   Lonnie R. Wright                                  22,236,713                    152,316

   The votes cast on the ratification of the selection of Price Waterhouse LLP as independent accountants for the Company and its subsidiaries for the year 1996 were as follows:

                   22,185,608         shares voted for the ratification
                      165,215         shares voted against the ratification
                       38,206         shares abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           27.  Financial Data Schedule

      (b) The Company filed a report on Form 8-K on April 1, 1996, stating that on March 27, 1996, the Board of Directors of the Company authorized the sale of its Asset Accumulation Segment, which includes the annuity business, and the Western Diversified Group, the principal businesses included in the Credit and Other Segment and which markets credit life and disability and retail service warranty coverage. The Company anticipates a net gain from the potential sales of these operations. In addition, certain of the Company's other non-core product lines may be sold, discontinued or their financial exposure significantly reduced in the future by limiting capital outlays and amending or revising reinsurance arrangements. However, there can be no assurances that such actions will occur.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          JOHN ALDEN FINANCIAL CORPORATION



Date: August 12, 1996                     By: /s/ Scott L. Stanton
                                             ----------------------------------
                                                  Scott L. Stanton
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


  Exhibit No.                             Description                             Page No.
  -----------                             -----------                             --------
      27                            Financial Data Schedule                          26