Form 10-Q
period 1996-09-30
ALDEN JOHN FINANCIAL CORP
filed 1996-11-14
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996




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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [ X ] Yes  [   ] No

  As of November 8, 1996, 25,331,390 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1996

                                     Index

                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements as of September 30, 1996
             (unaudited) and December 31, 1995, and for the nine and three months
             ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited)  . . . . . . . . .     1

             Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . .     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 6.      Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                                SEPTEMBER 30,
                                                                                                    1996            DECEMBER 31,
                                           ASSETS                                                (Unaudited)            1995
                                                                                                -------------       -------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $659,272 and $609,599).............   $    654,632         $   584,330
   Available-for-sale securities, at market (cost $3,608,739 and $3,652,408).................      3,613,924           3,811,825
   Trading account securities, at market (cost $5,438 and $5,450)............................          5,489               5,703
Equity securities, at market (cost $73,346 and $72,919)......................................         80,961              82,639
Mortgage loans...............................................................................      1,501,033           1,506,874
Investment in real estate, at cost, less accumulated depreciation of $1,684 and $1,008......          37,748              20,998
Real estate owned............................................................................          9,281              11,973
Policy loans and other notes receivable......................................................         84,911              84,079
Short-term investments.......................................................................          7,865               6,349
                                                                                                -------------        ------------
     Total invested assets...................................................................      5,995,844           6,114,770
Cash and cash equivalents....................................................................         87,914              99,606
Deferred policy acquisition costs............................................................        259,457             197,667
Investment deposits recoverable..............................................................        776,768             806,333
Property and equipment, at cost, less accumulated depreciation of $27,081 and $24,240....             68,003              52,298
Reinsurance receivables......................................................................        208,435             163,430
Other assets.................................................................................        263,657             261,926
                                                                                                -------------        ------------
       Total assets..........................................................................   $  7,660,078         $ 7,696,030
                                                                                                =============        ============

                LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities................................................................   $  6,889,341         $  6,867,803
  Short-term debt............................................................................         25,000              15,063
  Long-term debt.............................................................................         90,500              92,000
  Other liabilities..........................................................................        194,004             224,517
                                                                                                -------------        ------------
        Total liabilities....................................................................      7,198,845           7,199,383
                                                                                                -------------        ------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $623 and $286; $104.15 and $101.91 per share.......................         15,623              15,286
  Common stock, $.01 par value; 705,956 and 850,974 shares
     authorized, issued and outstanding......................................................          3,890               4,130
                                                                                                -------------        ------------
        Total redeemable securities..........................................................         19,513              19,416
                                                                                                -------------        ------------
Stockholders' equity:
    Common stock, $.01 par value; 74,294,044 and 74,149,026 shares authorized; 25,013,169 and 24,822,322  shares issued;  24,625,434
      and 24,398,139 shares outstanding......................................................            250                 248
    Paid-in capital..........................................................................        181,772             181,154
    Net unrealized gain (loss) on investments, net of income taxes...........................         (1,298)             58,041
    Retained earnings........................................................................        273,515             250,167
    Redemption value of common stock in excess of cost.......................................         (3,129)             (3,050)
    Unearned compensation....................................................................           (714)                 --
    Treasury stock, at cost; 387,735 and 424,183 shares......................................         (8,676)             (9,329)
                                                                                                -------------        ------------
         Total stockholders' equity..........................................................         441,720            477,231
                                                                                                -------------        ------------
         Total liabilities, redeemable securities and stockholders' equity...................   $   7,660,078        $ 7,696,030
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





                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                          -------------------------------------
                                                                                                   1996                1995
                                                                                          -----------------     ---------------
Revenues:
    Gross insurance premiums and contract charges earned...............................   $      1,406,017      $    1,444,540
    Ceded insurance premiums and contract charges earned...............................           (626,678)           (656,806)
                                                                                          -----------------     ---------------
         Net insurance premiums and contract charges earned............................            779,339             787,734
    Net investment income..............................................................             34,045              38,479
    Other income, including experience refunds and expense allowances
       on reinsurance ceded ...........................................................             47,317              49,573
    Net realized investment gains .....................................................              1,158                 183
                                                                                          -----------------     ---------------
         Total revenues................................................................            861,859             875,969
                                                                                          -----------------     ---------------
Benefits and expenses:
    Gross claims incurred on insurance products........................................          1,045,799           1,053,673
    Ceded claims incurred on insurance products........................................           (485,640)           (501,464)
                                                                                          -----------------     ---------------
         Net claims incurred on insurance products.....................................            560,159             552,209
    Universal life and investment-type contract benefits...............................             13,696              12,386
    Increase (decrease) in life insurance reserves.....................................                270                 (80)
    Commissions, net of commissions ceded .............................................             59,845              62,461
    General expenses, net of expenses ceded ...........................................            187,466             217,690
    Amortization of purchased intangibles..............................................              4,891               4,694
    Amortization of deferred policy acquisition costs..................................             10,208               9,658
    Interest expense...................................................................              4,951               6,366
    Minority interest in joint venture's income (loss).................................                831              (1,693)
                                                                                          -----------------     ---------------
           Total benefits and expenses.................................................            842,317             863,691
                                                                                          -----------------     ---------------
Income (loss) from continuing operations before provision (benefit) for income taxes...             19,542              12,278
Provision (benefit) for income taxes...................................................              8,309               4,889
                                                                                          ------------------    ---------------
Net income (loss) from continuing operations...........................................             11,233               7,389
Net income (loss) from discontinued operations:
   Annuity Operations (net of income taxes of  $14,267, $8,814, $5,284 and $1,910).....             23,099              15,582
   Western Diversified Group (net of income taxes of ($291), $1,337, $237 and $867)....             (1,367)              1,932
                                                                                          -----------------     ---------------
Net income ............................................................................   $         32,965      $       24,903
                                                                                          =================     ===============

Net income applicable to common stock..................................................   $         31,952      $       23,890
                                                                                          =================     ===============

Net income per common and common equivalent share (see Note 3):
      Net income (loss) from continuing operations.....................................   $           0.40      $         0.25
      Net income from discontinued operations..........................................               0.85                0.67
                                                                                          -----------------     ---------------
      Net income.......................................................................   $           1.25      $         0.92
                                                                                          =================     ===============

                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                          --------------------------------
                                                                                              1996               1995
                                                                                          -------------      -------------
Revenues:
    Gross insurance premiums and contract charges earned...............................   $    451,574        $   483,448
    Ceded insurance premiums and contract charges earned...............................       (202,347)          (216,096)
                                                                                          -------------      -------------
         Net insurance premiums and contract charges earned............................        249,227            267,352
    Net investment income..............................................................         11,477             11,994
    Other income, including experience refunds and expense allowances
       on reinsurance ceded ...........................................................         11,272             16,868
    Net realized investment gains .....................................................            328                 42
                                                                                          -------------      -------------
         Total revenues................................................................        272,304            296,256
                                                                                          -------------      -------------
Benefits and expenses:
    Gross claims incurred on insurance products........................................        348,416            357,116
    Ceded claims incurred on insurance products........................................       (161,891)          (163,502)
                                                                                          -------------      -------------
         Net claims incurred on insurance products.....................................        186,525            193,614
    Universal life and investment-type contract benefits...............................          4,466              3,305
    Increase (decrease) in life insurance reserves.....................................            120                107
    Commissions, net of commissions ceded .............................................         18,968             24,451
    General expenses, net of expenses ceded ...........................................         57,824             71,786
    Amortization of purchased intangibles..............................................          1,625              1,753
    Amortization of deferred policy acquisition costs..................................          3,703              2,463
    Interest expense...................................................................          1,591              2,152
    Minority interest in joint venture's income (loss).................................             56             (1,693)
                                                                                          -------------      -------------
           Total benefits and expenses.................................................        274,878            297,938
                                                                                          -------------      -------------
Income (loss) from continuing operations before provision (benefit) for income taxes...         (2,574)            (1,682)
Provision (benefit) for income taxes...................................................            (76)              (646)
                                                                                          -------------      -------------
Net income (loss) from continuing operations...........................................         (2,498)            (1,036)
Net income (loss) from discontinued operations:
   Annuity Operations (net of income taxes of  $14,267, $8,814, $5,284 and $1,910).....          8,318              3,216
   Western Diversified Group (net of income taxes of ($291), $1,337, $237 and $867)....            (82)               795
                                                                                          -------------      -------------
Net income ............................................................................   $      5,738       $      2,975
                                                                                          =============      =============

Net income applicable to common stock..................................................   $      5,400       $      2,637
                                                                                          =============      =============

Net income per common and common equivalent share (see Note 3):
      Net income (loss) from continuing operations.....................................   $      (0.11)      $      (0.05)
      Net income from discontinued operations..........................................           0.33               0.15
                                                                                          -------------      -------------
      Net income.......................................................................   $       0.22       $       0.10
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

                                                                                       NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           --------------------------------
                                                                                1996              1995
                                                                           --------------     -------------
Number of shares outstanding.............................................     24,625,434        24,370,127
                                                                           ==============     =============

Common stock, beginning of period........................................  $         248      $        245
   Stock option exercises................................................              1                 1
   Transfer from redeemable common stock.................................              1                 2
                                                                           --------------     -------------
Common stock, end of period..............................................  $         250      $        248
                                                                           ==============     =============

Paid-in capital, beginning of period.....................................  $     181,154      $    180,401
   Stock option exercises................................................            205               289
   Transfer from redeemable common stock.................................            318               152
   Unearned compensation - treasury stock grant..........................             95                --
                                                                           --------------     -------------
Paid-in capital, end of period...........................................  $     181,772      $    180,842
                                                                           ==============     =============

Net unrealized gain (loss) on investments, net of income taxes,
   beginning of period...................................................  $      58,041      $    (20,348)
   Change in net unrealized gain (loss) on investments,
   net of income taxes ..................................................        (59,339)           43,379
                                                                           --------------     -------------
Net unrealized gain (loss) on investments, net of income taxes,
   end of period.........................................................  $      (1,298)     $     23,031
                                                                           ==============     =============

Retained earnings, beginning of period...................................  $     250,167      $    256,252
   Net income............................................................         32,965            24,903
   Dividends on redeemable preferred stock ($6.75, $6.75, $2.25 and
       $2.25 per share) .................................................         (1,013)           (1,013)
   Dividends on common stock ($0.34,$0.33,$0.12 and $0.11 per share).....         (8,604)           (8,366)
                                                                           --------------     -------------
Retained earnings, end of period.........................................  $     273,515      $    271,776
                                                                           ==============     =============

Redemption value of common stock in excess of cost,
   beginning of period...................................................  $      (3,050)     $     (3,645)
   Transfer from redeemable common stock.................................              4               870
   Adjustment of put holder shares to market value.......................            (24)           (1,172)
   Change in redemption value of common stock  in excess of cost                     (59)              684
                                                                           --------------     -------------
Redemption value of common stock in excess of cost, end of period........  $      (3,129)     $     (3,263)
                                                                           ==============     =============

Unearned compensation, beginning of period...............................  $          --      $         --
   Unearned compensation - treasury stock grant..........................           (738)               --
   Compensation expense recognized.......................................             24                --
                                                                           --------------     -------------
Unearned compensation, end of period.....................................  $        (714)     $         --
                                                                           ==============     =============

Treasury stock, beginning of period......................................  $      (9,329)     $     (6,181)
   Unearned compensation - treasury stock grant..........................            643                --
   Stock option exercises ...............................................             10                55
   Treasury stock purchase...............................................             --            (3,203)
                                                                           --------------     -------------
Treasury stock, end of period............................................  $      (8,676)     $     (9,329)
                                                                           ==============     =============

Stockholders' equity, beginning of period................................  $     477,231      $    406,724
   Net income............................................................         32,965            24,903
   Change in net unrealized gain (loss) on investments,
       net of income taxes...............................................        (59,339)           43,379
   Dividends on redeemable preferred stock ($6.75, $6.75, $2.25 and
       $2.25 per share) .................................................         (1,013)           (1,013)
   Dividends on common stock ($0.34,$0.33,$0.12 and $0.11 per share).....         (8,604)           (8,366)
   Change in redemption value of common stock in excess of cost..........            (59)              684
   Stock option exercises................................................            216               345
   Compensation expense recognized.......................................             24                --
   Treasury stock purchase...............................................             --            (3,203)
   Adjustment of put holder shares to market value.......................            (24)           (1,172)
   Transfer from redeemable common stock.................................            323             1,024
                                                                           --------------     -------------
Stockholders' equity, end of period......................................  $     441,720      $    463,305
                                                                           ==============     =============

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           --------------------------------
                                                                                1996               1995
                                                                           --------------     -------------
Number of shares outstanding.............................................    24,625,434         24,370,127
                                                                           =============      =============

Common stock, beginning of period........................................  $        250       $        247
   Stock option exercises................................................            --                 --
   Transfer from redeemable common stock.................................            --                  1
                                                                           -------------      -------------
Common stock, end of period..............................................  $        250       $        248
                                                                           =============      =============

Paid-in capital, beginning of period.....................................  $    181,636       $    180,798
   Stock option exercises................................................            32                  8
   Transfer from redeemable common stock.................................             9                 36
   Unearned compensation - treasury stock grant..........................            95                 --
                                                                           -------------      -------------
Paid-in capital, end of period...........................................  $    181,772       $    180,842
                                                                           =============      =============

Net unrealized gain (loss) on investments,  net of income taxes,
   beginning of period...................................................  $     (5,015)      $     25,589
   Change in net unrealized gain (loss) on investments,
   net of income taxes ..................................................         3,717             (2,558)
                                                                           -------------      -------------
Net unrealized gain (loss) on investments, net of income taxes,
   end of period.........................................................  $     (1,298)      $     23,031
                                                                           =============      =============

Retained earnings, beginning of period...................................  $    271,155       $    271,915
   Net income............................................................         5,738              2,975
   Dividends on redeemable preferred stock ($6.75, $6.75, $2.25 and
       $2.25 per share) .................................................          (338)              (338)
   Dividends on Common stock ($0.34,$0.33,$0.12 and $0.11 per share).....        (3,040)            (2,776)
                                                                           -------------      -------------
Retained earnings, end of period.........................................  $    273,515       $    271,776
                                                                           =============      =============

Redemption value of common stock in excess of cost,
   beginning of period...................................................  $     (3,382)      $     (2,762)
   Transfer from redeemable common stock.................................            --                746
   Adjustment of put holder shares to market value.......................            --               (426)
   Change in redemption value of common stock  in excess of cost                    253               (821)
                                                                           -------------      -------------
Redemption value of common stock in excess of cost, end of period........  $     (3,129)      $     (3,263)
                                                                           =============      =============

Unearned compensation, beginning of period...............................  $         --       $         --
   Unearned compensation - treasury stock grant..........................          (738)                --
   Compensation expense recognized.......................................            24                 --
                                                                           -------------      -------------
Unearned compensation, end of period.....................................  $       (714)      $         --
                                                                           =============      =============

Treasury stock, beginning of period......................................  $     (9,319)      $     (6,181)
   Unearned compensation - treasury stock grant..........................           643                 --
   Stock option exercises ...............................................            --                 55
   Treasury stock purchase...............................................            --             (3,203)
                                                                           -------------      -------------
Treasury stock, end of period............................................  $     (8,676)      $     (9,329)
                                                                           =============      =============

Stockholders' equity, beginning of period................................  $    435,325       $    469,606
   Net income............................................................         5,738              2,975
   Change in net unrealized gain (loss) on investments,
       net of income taxes...............................................         3,717             (2,558)
   Dividends on redeemable preferred stock ($6.75, $6.75, $2.25 and
       $2.25 per share) .................................................          (338)              (338)
   Dividends on common stock ($0.34,$0.33,$0.12 and $0.11 per share).....        (3,040)            (2,776)
   Change in redemption value of common stock in excess of cost..........           253               (821)
   Stock option exercises................................................            32                 63
   Compensation expense recognized.......................................            24                 --
   Treasury stock purchase...............................................            --             (3,203)
   Adjustment of put holder shares to market value.......................            --               (426)
   Transfer from redeemable common stock.................................             9                783
                                                                           -------------      -------------
Stockholders' equity, end of period......................................  $    441,720       $    463,305
                                                                           =============      =============


          See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              ------------------------------
                                                                                    1996             1995
                                                                              ------------      ------------
Net cash provided by operating activities...................................  $   225,817       $   291,152
                                                                              ------------      ------------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale..............................................      473,032           124,689
            Equity securities...............................................        1,383            61,258
            Real estate owned...............................................       10,503             7,339
      Maturities, calls and scheduled loan payments:
            Held-to-maturity................................................       52,340            58,089
            Available-for-sale..............................................      139,528            54,501
            Mortgage loans and other notes receivable.......................      241,755           129,238
       Investments purchased:
            Held-to-maturity................................................     (121,418)          (98,688)
            Available-for-sale..............................................     (561,070)         (536,208)
            Equity securities...............................................           --           (27,179)
            Mortgage loans and other notes receivable.......................     (254,080)         (256,504)
            Investment in real estate.......................................      (17,428)             (763)
     (Outflows)inflows from net sales and purchases of short-term
       investments..........................................................       (1,758)            7,771
     Acquisitions...........................................................           --            (7,404)
     Purchases of property and equipment....................................      (18,687)          (26,981)
                                                                              ------------      ------------
   Net cash used in investing activities....................................      (55,900)         (510,842)
                                                                              ------------      ------------
Cash flows from financing activities:
     Proceeds from borrowings of short-term and long-term debt..............       26,000            20,000
     Repayments of borrowings of short-term and long-term debt..............      (17,563)          (24,689)
     Receipts from universal life and investment-type contracts.............      368,423           725,738
     Payments on universal life and investment-type contracts...............     (549,669)         (496,521)
     Purchase of  treasury stock, net.......................................           --            (3,203)
     Payment of dividends...................................................       (9,016)           (8,796)
     Stock option exercises.................................................          216               345
                                                                              ------------      ------------
   Net cash (used in) provided by financing activities......................     (181,609)          212,874
                                                                              ------------      ------------
Net decrease in cash and cash equivalents...................................      (11,692)           (6,816)
Cash and cash equivalents, beginning of period .............................       99,606            58,474
                                                                              ------------      ------------
Cash and cash equivalents, end of period ...................................  $    87,914       $    51,658
                                                                              ============      ============



           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the nine and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. As described in Note 2, the Company is anticipating disposing of certain operations. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

NOTE 2 -- DISCONTINUED OPERATIONS

         On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group as part of a plan to focus on its core product lines. Annuity Operations includes substantially all of the annuity business of John Alden Life Insurance Company ("JALIC") and all of the business of John Alden Life Insurance Company of New York ("JANY"). JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance products. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and that the formal process of disposing of these separate segments will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

         It is anticipated that the sale of the JALIC annuity business and certain of the credit businesses will be accomplished through an indemnity reinsurance transaction. As of September 30, 1996, total contract holder liabilities, net of reinsurance, related to such annuities were $3,868.9 million. It is anticipated that the sales of JANY and a portion of the Western Diversified Group will be accomplished through the sale of the common stock of the respective subsidiaries. As of September 30, 1996, the net assets of JANY and the Western Diversified Group aggregated approximately $80.1 million and $61.0 million, respectively. Total contract holder liabilities, net of reinsurance, related to JANY annuities were $1,355.8 million as of September 30, 1996.

         On November 13, 1996, the Company entered into a non-binding letter of intent with SunAmerica, Inc. relating to the sale of all the common stock of JANY and the reinsurance of substantially all of the annuity business of JALIC. The Company is proceeding to finalize the definitive agreement.

         The results of operations relating to the Annuity Operations and the Western Diversified Group for the nine and three months ended September 30, 1996 and 1995 are reflected as discontinued operations in the accompanying condensed consolidated statements of income. From March 27, 1996, the date on which management committed to the formal plan of disposition, to September 30, 1996, the Annuity Operations and the Western Diversified Group generated net income of $15.6 million and a net loss of $1.6 million, respectively. Operating results relating to continuing operations primarily relate to the Company's healthcare business. As a result of the above, beginning with the condensed consolidated financial statements for the quarter ended March 31, 1996, the Company discontinued the reporting of segment information.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

NOTE 3 -- EARNINGS PER SHARE

         Net income per common and common equivalent share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):

                                                            NINE MONTHS ENDED              THREE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                        -------------------------      --------------------------
                                                            1996          1995             1996          1995
                                                            ----          ----             ----          ----
 Net income  . . . . . . . . . . . . . . . . . . . .      $ 32,965      $ 24,903         $  5,738      $   2,975
 Dividends on redeemable preferred stock   . . . . .        (1,013)       (1,013)            (338)          (338)
                                                          --------      --------         --------       --------
 Net income applicable to common stock   . . . . . .      $ 31,952      $ 23,890         $  5,400      $   2,637
                                                          ========      ========         ========      =========
 Average common and common equivalent shares
  outstanding  . . . . . . . . . . . . . . . . . . .        25,661       25,854            25,664         25,624
                                                          ========      ========         ========      =========

         Average common and common equivalent shares outstanding include common shares outstanding and common stock equivalents attributable to outstanding stock options. All potentially dilutive securities are considered to be common stock equivalents.

NOTE 4 -- ACCOUNTING CHANGES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 addresses the accounting by creditors for the measurement and recognition of loan impairments. SFAS No. 118 amends certain provisions of SFAS No. 114. There was no effect on the Company's results of operations or financial position upon adoption of these statements.

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

NOTE 5 -- LEGAL PROCEEDING

         During the period of April 1995 through May 1995, the Company and certain of it officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. While it is not possible to determine the ultimate disposition of this proceeding, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING CHANGES

         See Note 4 to the condensed consolidated financial statements for a discussion of the impact of the adoption of new accounting pronouncements.

RESULTS OF OPERATIONS

KEY FINANCIAL DATA

CONSOLIDATED RESULTS

                                                               PERCENTAGE                               PERCENTAGE
                                     NINE MONTHS ENDED           CHANGE         THREE MONTHS ENDED        CHANGE
                                       SEPTEMBER 30,            POSITIVE          SEPTEMBER 30,          POSITIVE
                                   -------------------------   (NEGATIVE)     ----------------------    (NEGATIVE)
                                      1996          1995         EFFECT         1996         1995         EFFECT
                                   -----------   -----------   -----------    ----------  ----------   --------------
 (In millions, except per share data)

 Gross insurance premiums and
   contract charges earned   . . .  $1,406.0        $1,444.5           (2.7)%     $451.6      $483.4          (6.6)%
 Net realized investment gains . .       1.2             0.2          500.0          0.3         --             --

 Interest expense  . . . . . . . .       5.0             6.4           21.9          1.6         2.2          27.3
 Pre-tax income (loss) from
   continuing operations   . . . .      19.5            12.3           58.5         (2.6)       (1.7)        (52.9)

 Net income (loss) from
   continuing operations   . . . .      11.2             7.4           51.4         (2.5)       (1.0)       (150.0)

 Operating income (loss) (1):
   Continuing operations   . . . .       9.5             6.3           50.8         (3.0)       (1.4)       (114.3)
   Discontinued operations   . . .      26.6            22.3           19.3         10.8         6.5          66.2

     Total   . . . . . . . . . . .      36.1            28.6           26.2          7.8         5.1          52.9
 Net income  . . . . . . . . . . .      33.0            24.9           32.5          5.8         3.0          93.3

 Net income applicable to
   common stock  . . . . . . . . .      32.0            23.9           33.9          5.4         2.6         107.7

 Operating income (loss) per
   common share(1):
   Continuing operations   . . . .      0.37            0.24           54.2        (0.12)      (0.06)       (100.0)
   Discontinued operations   . . .      1.04            0.87           19.5         0.43        0.26          65.4

    Total  . . . . . . . . . . . .      1.41            1.11           27.0         0.31        0.20          55.0
 Net income per common share   . .      1.25            0.92           35.9         0.22        0.10         120.0

 Average common equivalent
   shares outstanding  . . . . . .    25,661          25,854           (0.7)      25,664      25,624           0.2

----------------------------------
 (1) Applicable to common stock, which excludes net realized investment gains (losses) and is after preferred stock dividends.

Consolidated Results for the Nine Months Ended September 30, 1996 and 1995

         Operating income from continuing operations applicable to common stock increased 50.8% to $9.5 million for the nine months ended September 30, 1996 from $6.3 million for the nine months ended September 30, 1995. Operating income from continuing operations for the nine months ended September 30, 1996 was reduced by $4.4 million for severance and other charges resulting from the Company's comprehensive strategic evaluation of its non-core product lines and increased focus on its core product lines. Operating income from continuing operations for the nine months ended September 30, 1995 was reduced by $14.6 million due to an increase in the medical claim reserves relating to medical services provided (claims incurred) in 1994 and charges incurred in relation to the Company's comprehensive strategic and financial evaluation of its non-core product lines and refocusing on its core businesses. Excluding these adjustments in each of the respective periods, operating income from continuing operations decreased 33.5% to $13.9 million for the nine months ended September 30, 1996 from $20.9 million for the nine months ended September 30, 1995. This decrease was primarily attributable to an increase in the group gross medical loss ratio, excluding the adjustment referred to above, and a decrease in the group gross insurance premiums and contract charges earned, partially offset by a decrease in the group gross expense ratio. Operating income from discontinued operations was $26.6 million for the nine months ended September 30, 1996 as compared to $22.3 million for the nine months ended September 30, 1995. This increase was primarily attributable to increased spreads earned on annuity products.

         Net realized investment gains increased to $1.2 million for the nine months ended September 30, 1996 from $0.2 million for the nine months ended September 30, 1995. The net increase in operating income of 26.2%, coupled with the increase in net realized investment gains, resulted in a 33.9% increase in net income applicable to common stock to $32.0 million for the nine months ended September 30, 1996 from $23.9 million for the nine months ended September 30, 1995.

         Operating income per share from continuing operations increased 54.2% to $0.37 for the nine months ended September 30, 1996 from $0.24 for the nine months ended September 30, 1995. Operating income per share from discontinued operations increased 19.5% to $1.04 for the nine months ended September 30, 1996 from $0.87 for the nine months ended September 30, 1995. Net income per share increased 35.9% to $1.25 for the nine months ended September 30, 1996 from $0.92 for the nine months ended September 30, 1995.

Consolidated Results for the Three Months Ended September 30, 1996 and 1995

         Operating income from continuing operations applicable to common stock decreased 114.3% to an operating loss of $3.0 million for the three months ended September 30, 1996 from an operating loss of $1.4 million for the three months ended September 30, 1995. Operating income from continuing operations for the three months ended September 30, 1995 was reduced by $7.4 million due to charges incurred in relation to the Company's comprehensive strategic and financial evaluation of its non-core product lines and refocusing on its core businesses. Excluding these adjustments, operating income from continuing operations decreased 150.0% to an operating loss of $3.0 million for the three months ended September 30, 1996 from operating income of $6.0 million for the three months ended September 30, 1995. This decrease was primarily attributable to an increase in the group gross medical loss ratio as well as a decrease in the group gross insurance premiums and contract charges earned, partially offset by a decrease in the group gross expense ratio. Operating income from discontinued operations increased 66.2% to $10.8 million for the three months ended September 30, 1996 from $6.5 million for the three months ended September 30, 1995. This increase was primarily attributable to increased spreads earned on annuity products.

         Net realized investment gains increased to $0.3 million for the three months ended September 30, 1996 from break even for the three months ended September 30, 1995. The increase in operating income of 52.9%, coupled with the increase in net realized investment gains, resulted in a 107.7% increase in net income applicable to common stock to $5.4 million for the three months ended September 30, 1996 from $2.6 million for the three months ended September 30, 1995.

         Operating income per share from continuing operations decreased 100.0% to an operating loss of $0.12 for the three months ended September 30, 1996 from an operating loss of $0.06 for the three months ended September 30, 1995. Operating income per share from discontinued operations increased 65.4% to $0.43 for the three months ended September 30, 1996 from $0.26 for the three months ended September 30, 1995. Net income per share increased 120.0% to $0.22 for the three months ended September 30, 1996 from $0.10 for the three months ended September 30, 1995.

CONTINUING OPERATIONS

HEALTHCARE OPERATIONS

                                                                  PERCENTAGE                                  PERCENTAGE
                                        NINE MONTHS ENDED           CHANGE          THREE MONTHS ENDED          CHANGE
                                          SEPTEMBER 30,            POSITIVE            SEPTEMBER 30,           POSITIVE
                                     --------------------------   (NEGATIVE)   --------------------------     (NEGATIVE)
                                        1996          1995          EFFECT          1996         1995           EFFECT
                                     ------------   ------------  -----------  -----------   ------------     ----------
 (Dollars in millions)
 Gross insurance premiums and
  contract charges earned . . . . . $   1,393.7     $   1,428.3     (2.4)%      $    447.2     $    479.1           (6.7)%
 Group insured data at end of
  period:
   Employers (1). . . . . . . . . .     197,000         239,000    (17.6)          197,000        239,000          (17.6)
   Employee lives . . . . . . . . .     512,000         627,000    (18.3)          512,000        627,000          (18.3)
 Group covered lives. . . . . . . .     975,000       1,203,000    (19.0)          975,000      1,203,000          (19.0)
 HMO covered lives. . . . . . . . .      71,000          36,000     97.2            71,000         36,000           97.2
   Total covered lives                1,046,000       1,239,000    (15.6)        1,046,000      1,239,000          (15.6)
 Group pre-tax operating income . . $      35.6     $      34.4      3.5        $      1.9     $     13.4          (85.8)
 Group gross data:
   Insurance premiums and contract
    charges earned. . . . . . . . .     1,165.3         1,261.4     (7.6)            365.8          416.5          (12.2)
   Insurance premiums earned per
    group employee life
    (in dollars). . . . . . . . . .     2,058.9         1,963.3      4.9             682.5          654.3            4.3
   Annualized persistency rates . .        65.9%           71.8%    (5.9)             63.3%          72.0%          (8.7)
   Medical loss ratio . . . . . . .        74.2            72.9     (1.3)             76.7           72.0           (4.7)
   Expense ratio. . . . . . . . . .        23.6            25.3      1.7              23.5           25.9            2.4
   Combined ratio . . . . . . . . .        97.8            98.2      0.4             100.2           97.9           (2.3)
 Pre-tax income . . . . . . . . . . $      36.4     $      33.1     10.0        $      2.1     $      8.7          (75.9)

----------------------------------
(1) Includes 34,000 and 41,000 groups, each group made up of one individual, as of September 30, 1996 and 1995, respectively, marketed through an association group trust.

Healthcare Operations Results for the Nine Months Ended September 30, 1996 and 1995

         Pre-tax income for healthcare operations increased 10.0% to $36.4 million for the nine months ended September 30, 1996 from $33.1 million for the nine months ended September 30, 1995. Pre-tax income for the nine months ended September 30, 1996 was reduced by $5.3 million for the healthcare operations' portion of the charges discussed above. Pre-tax income for the nine months ended September 30, 1995 was reduced by $10.0 million due to an increase in medical loss reserves relating to claims incurred in 1994 and $5.0 million due to charges incurred in relation to the Company's comprehensive strategic and financial evaluation of its non-core product lines and refocusing on its core businesses. Excluding these adjustments in each of the respective periods, pre-tax income decreased 13.3% to $41.7 million for the nine months ended September 30, 1996 from $48.1 million for the nine months ended September 30, 1995. The group gross medical loss ratio increased to 74.2% for the nine months ended September 30, 1996 from 72.1% for the nine months ended September 30, 1995, excluding the $10.0 million for claims incurred in 1994. This increase was partially offset by a decrease in the group gross expense ratio to 23.3% for the nine months ended September 30, 1996 from 25.1% for the nine months ended September 30, 1995, excluding the adjustments referred to above. Group gross insurance premiums and contract charges earned decreased 7.6% during the respective periods.

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

         Premium rate increases are established approximately three months prior to the quarter in which they become effective. Subsequent to establishing the first quarter 1996 premium rate increases in October 1995, the Company identified several factors, in addition to increased utilization, that contributed to the relatively high medical loss ratio during 1995. These factors were primarily a result of small group and individual healthcare reform legislation, primarily at the state level. Such reform included guaranteed issue, mandated benefits, premium rate limits (including community rating and modified community rating), guaranteed renewability, minimum medical loss ratio mandates, risk adjustment mechanisms which allocate losses of individual carriers to group carriers and other reforms. The Company also increased its ability to analyze claims experience by various specific characteristics.
These included, among other things, initial group size, current group size, duration of policy, geographic location, level of deductibles and utilization of particular benefits. As a result, the Company identified certain blocks of business with profit margins lower than that which the Company deems acceptable. These higher risk blocks of the business accounted for approximately 30% of the total group gross insurance premiums and contract charges earned in 1995, and incurred a 1995 "hindsighted" loss ratio of 81.6%. Hindsighted loss ratios are calculated based on the ultimate claim payout over time for a particular period. On the same basis, the remaining block of business, representing approximately 70% of 1995 group gross insurance premiums and contract charges earned, generated a hindsighted loss ratio for 1995 of 70.4%. As of September 30, 1996, the hindsighted loss ratio relating to gross insurance premiums and contract charges earned in 1996 for the higher risk block of business was less than ten percent above the hindsighted loss ratio for the remaining block of business. However, the performance of these blocks of business is best measured over at least a 12-month period.

         As the first year and renewal premium rate increases that were effective on January 1, 1996 were established in October 1995, they were developed without benefit of this new information. The average rate increases for the quarter beginning on January 1, 1996 were approximately 15%.
Consistent with the Company's objective of maintaining profit margins at the risk of reducing market share, and utilizing the new information discussed above, the Company significantly increased rates on its new business and increased rates on its renewal business for the second, third and fourth quarters of 1996 by approximately 22%, 23% and 23%, respectively. Premium rate increases on renewal business will be increased approximately 23% for the first quarter of 1997. The Company has taken additional actions that it believes will enable it to better control the future medical loss ratios on its group business with a strong emphasis on the high risk business. These actions include, where appropriate or available, improving discounts from providers, redesigning benefits, improving underwriting techniques, altering commission structures and discontinuing portions of such business, if warranted. While all such actions are designed to improve margins, they may have contributed to a decrease in group covered lives since such rate increases may have resulted in prices above the competition. The number of group covered lives decreased 19.0% to 975,000 at September 30, 1996 from 1,203,000 at September 30, 1995.
Total group gross insurance premiums and contract charges earned have decreased 7.6% to $1,165.3 million for the nine months ended September 30, 1996 from $1,261.4 million for the nine months ended September 30, 1995 due to the decrease in covered lives, partially offset by the effect of the premium rate increases described above. These actions may result in a continued decrease in the total group gross insurance premiums and contract charges earned over the next several quarters and possibly thereafter. There can be no assurance that these actions will restore profit margins to acceptable levels.

         As noted above, the group gross medical loss ratio has increased to 74.2% for the nine months ended September 30, 1996 as compared to 72.1% for the nine months ended September 30, 1995, excluding the increase in medical loss reserves relating to claims incurred in 1994. The group gross medical loss ratio for the first, second and third quarters of 1996 was 72.5%, 73.5% and 76.7%, respectively. These increases are primarily attributable to the increased utilization of medical services which is generally being experienced throughout the industry. Although the Company's medical loss ratio has generally been higher in the fourth quarter than the other quarters of the year, the Company has recently recognized an increase in this disparity. The Company cannot predict whether the increase in utilization represents a one-time event or more permanent trend or the extent to which this disparity may increase or decrease in the future.

         The Company has continued its strategy to strengthen its managed care networks and products. This strategy is designed to reduce the risks created in its marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, the Company has been designing benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. The strategy has resulted in the development of a new product which is anticipated to be introduced into the marketplace beginning in the second quarter of 1997 and fully implemented by the end of 1997. The new product will be targeted to specific geographic locations and will focus on improving the ability of providers to work with the product. Although there can be no assurance as to the success of this new product in the competitive healthcare industry, it has been designed to be more attractive to providers and customers, thereby leading to increased demand in the marketplace and increased sales. In addition, the Company is enhancing provider incentives and risk-sharing programs that encourage and reward networks for effective medical cost management. It is anticipated that the cost of implementing this strategy will result in an increase in the group gross expense ratio over the next several quarters and possibly thereafter.

         During the nine months ended September 30, 1996, the Company further centralized processing functions by closing its Sacramento, California processing office, resulting in a charge of approximately $1.0 million. During this same period, the Company recorded a liability of approximately $1.9 million for the remaining lease obligation related to a computer software system that will no longer be utilized due to the centralizing of various functions and offices. The combined total for these severance and other charges aggregates approximately $2.9 million, or 0.3% of the total group gross insurance premiums and contract charges earned in this period.

         The group gross expense ratio for the nine months ended September 30, 1996, excluding the 0.3% of severance and other charges discussed above, was 23.3% compared to 25.1% for the nine months ended September 30, 1995, excluding the adjustments discussed above. This decrease was primarily attributable to a reduction in the number of employees. Additionally, reductions in renewal commissions were announced in late 1994 for new business sold subsequent to that announcement, which lowered renewal commission expense for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

         The Company's healthcare operations also include the healthcare stop-loss reinsurance product lines and HMO operations. Pre-tax income for these product lines increased 161.5% to $0.8 million for the nine months ended September 30, 1996 from a pre-tax loss of $1.3 million for the nine months ended September 30, 1995. Pre-tax income for the nine months ended September 30, 1996 and 1995 were reduced by $2.4 million and $2.8 million, respectively, for the other healthcare operations' portion of the charges discussed above. Excluding these charges in the respective periods, pre-tax income increased 113.3% to $3.2 million for the nine months ended September 30, 1996 from $1.5 million for the nine months ended September 30, 1995. This increase was primarily attributable to a reduction in losses incurred in relation to the Company's provider excess reinsurance product line.

Healthcare Operations Results for the Three Months Ended September 30, 1996 and 1995

         Pre-tax income for healthcare operations decreased 75.9% to $2.1 million for the three months ended September 30, 1996 from $8.7 million for the three months ended September 30, 1995. Pre-tax income for the three months ended September 30, 1995 was reduced by $6.5 million for the healthcare operations' portion of the charges discussed above. Excluding these charges, pre-tax income decreased 86.2% to $2.1 million for the three months ended September 30, 1996 from $15.2 million for the three months ended September 30, 1995. This decrease is generally due to an increase in the group combined ratio resulting primarily from an increase in the medical loss ratio and a decrease in group insurance premiums and contract charges earned, as discussed above. The combined ratio increased to 100.2% for the three months ended September 30, 1996 from 97.0% for the three months ended September 30, 1995, excluding the charges discussed above. Total group covered lives decreased 19.0% to 975,000 at September 30, 1996 from 1,203,000 at September 30, 1995.
Group gross insurance premiums and contract charges earned decreased 12.2% to $365.8 million for the three months ended September 30, 1996 from $416.5 million for the three months ended September 30, 1995 due to the decrease in covered lives, partially offset by the premium rate increases which were put in effect in 1996, as discussed above.

OTHER CONTINUING OPERATIONS

                                                                    PERCENTAGE                                 PERCENTAGE
                                           NINE MONTHS ENDED          CHANGE          THREE MONTHS ENDED        CHANGE
                                              SEPTEMBER 30,           POSITIVE          SEPTEMBER 30,           POSITIVE
                                          ----------------------    (NEGATIVE)      ---------------------      (NEGATIVE)
                                           1996          1995         EFFECT         1996         1995           EFFECT
                                          ----------   ---------    ----------      --------   ----------      ----------
 (In millions)
 Gross premiums and fees   . . . . . . .  $ 12.3         $16.2          (24.1)%       $4.4       $ 4.3             2.3%
 Net investment income . . . . . . . . .    26.3          30.0          (12.3)         9.0         9.3            (3.2)
 Pre-tax operating loss  . . . . . . . .   (18.1)        (21.0)          13.8         (5.1)      (10.5)           51.4
 Net realized investment gains   . . . .     1.2           0.2          500.0          0.4         0.1           300.0
 Pre-tax loss  . . . . . . . . . . . . .   (16.9)        (20.8)          18.8         (4.7)      (10.4)           54.8

Other Continuing Operations Results for the Nine Months Ended September 30, 1996 and 1995

         Other continuing operations include JALIC's individual life business and products no longer marketed by the Company. Also included are investment income on equity, net corporate realized investment gains and losses and corporate expenses for the Company and all of its subsidiaries, excluding John Alden Life Insurance Company of New York ("JANY") and the Western Diversified Group. Pre-tax loss from other continuing operations decreased 18.8% to $16.9 million for the nine months ended September 30, 1996 from $20.8 million for the nine months ended September 30, 1995. The 1996 amount includes the other continuing operations' share of the severance and other charges, as discussed above, of approximately $1.4 million. The 1995 amount includes $7.5 million of charges incurred in relation to the Company's comprehensive strategic and financial evaluation of its non-core product lines and refocusing on its core businesses. Excluding these adjustments, pre-tax loss from other continuing operations increased 16.5% to $15.5 million for the nine months ended September 30, 1996 from $13.3 million for the nine months ended September 30, 1995 due primarily to lower yielding invested assets which resulted in reduced investment income for the 1996 period compared to the 1995 period. Net realized investment gains increased to $1.2 million for the nine months ended September 30, 1996 from $0.2 million for the nine months ended September 30, 1995. If the Company completes the anticipated sales of the discontinued operations discussed below, certain corporate expenses in other continuing operations shall be reduced. However, there can be no assurance as to when and to what extent such expense reductions will occur.

Other Continuing Operations Results for the Three Months Ended September 30, 1996 and 1995

         Pre-tax loss from other continuing operations decreased 54.8% to $4.7 million for the three months ended September 30, 1996 from $10.4 million for the three months ended September 30, 1995. The 1995 amount includes

$4.9 million of charges incurred in relation to the Company's comprehensive strategic and financial evaluation of its non-core product lines and refocusing on its core businesses. Excluding these charges, the pre-tax loss decreased 14.5% to $4.7 million for the three months ended September 30, 1996 from $5.5 million for the three months ended September 30, 1995 due primarily to a reduction in interest and overhead expenses, partially offset by reduced investment income on equity. Net realized investment gains increased 300.0% to $0.4 million for the three months ended September 30, 1996 from $0.1 million for the three months ended September 30, 1995.

DISCONTINUED OPERATIONS

         On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group as part of a plan to focus on its core product lines. Annuity Operations includes substantially all of the annuity business of John Alden Life Insurance Company ("JALIC") and all of the business of JANY. JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance products. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and that the formal process of disposing of these separate segments will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

ANNUITY OPERATIONS

                                                                             PERCENTAGE                                PERCENTAGE
                                                NINE MONTHS ENDED              CHANGE         THREE MONTHS ENDED         CHANGE
                                                  SEPTEMBER 30,               POSITIVE          SEPTEMBER 30,           POSITIVE
                                            --------------------------       (NEGATIVE)     -----------------------    (NEGATIVE)
                                              1996             1995            EFFECT         1996          1995          EFFECT
 (In millions)                              --------          --------       --------       --------       --------      --------
 Deposits received   . . . . . . . . .      $ 351.0           $ 699.7        (49.8)%        $  80.3        $ 189.7        (57.7)%
 Net investment income   . . . . . . .        303.5             303.1          0.1            101.6          104.5         (2.8)
 Total revenues  . . . . . . . . . . .        325.3             333.6         (2.5)           105.4          114.4         (7.9)
 Benefit and surrender payments  . . .        531.8             485.5         (9.5)           167.6          152.5         (9.9)
 Interest credited to policyholders  .        217.4             232.1          6.3             71.4           83.3         14.3
 Average account balances, net of
 reinsurance   . . . . . . . . . . . .      5,174.1           5,282.3         (2.0)         5,197.8        5,441.9         (4.5)
 Pre-tax operating income (net spread
 earned)   . . . . . . . . . . . . . .         45.0              31.9         41.1             17.6            8.9         97.8
 Net realized investment losses  . . .         (7.6)             (7.5)        (1.3)            (3.9)          (3.8)        (2.6)
 Pre-tax income  . . . . . . . . . . .         37.4              24.4         53.3             13.7            5.1        168.6

Annuity Operations Results for the Nine Months Ended September 30, 1996 and
1995

         The net spread earned increased 41.1% to $45.0 million for the nine months ended September 30, 1996 from $31.9 million for the nine months ended September 30, 1995. Average account balances, net of reinsurance, decreased 2.0% to $5,174.1 million for the nine months ended September 30, 1996 from $5,282.3 million for the nine months ended September 30, 1995. The increase in net spread is due to changes in the mix of annuity contracts caused by the ceding of a large block of contracts in the third quarter of 1995 which carried high surrender penalties and changes in the average credited rate on outstanding annuity contracts during 1996 as compared to the tightening of spreads during the period of declining interest rates in the first nine months of 1995. Also, investment income on JANY equity increased due to an increase in retained earnings and a capital contribution made in late 1995. In addition, the Company recognized $1.2 million of premium and intangible tax refunds during the nine months ended September 30, 1996. Deposits received decreased 49.8% to $351.0 million for the nine months ended September 30, 1996 from $699.7 million for the nine months ended September 30, 1995. This decrease is generally attributable to the Company's announcement in March 1996 that it was selling its Annuity Operations, as well as the lower ratings received by JALIC and JANY from certain national rating agencies. See "Current Trends and Developments."

Annuity Operations Results for the Three Months Ended September 30, 1996 and
1995

         The net spread earned increased 97.8% to $17.6 million for the three months ended September 30, 1996 from $8.9 million for the three months ended September 30, 1995. Average account balances, net of reinsurance, decreased 4.5% to $5,197.8 million for the three months ended September 30, 1996 from $5,441.9 million for the three months ended September 30, 1995. The increase in net spread earned is primarily attributable to an increase in gross margin resulting from changes in the earned and credited rates on annuity contracts as compared to the tightening of spreads which occurred during the three months ended September 30, 1995 and income earned on JANY equity, as discussed above, as well as a decrease in operating expenses. Net realized investment losses increased 2.6% to $3.9 million for the three months ended September 30, 1996 from $3.8 million for the three months ended September 30, 1995. Pre-tax income increased 168.6% to $13.7 million for the three months ended September 30, 1996 from $5.1 million for the three months ended September 30, 1995.

WESTERN DIVERSIFIED GROUP

                                                              PERCENTAGE                               PERCENTAGE
                                     NINE MONTHS ENDED          CHANGE        THREE MONTHS ENDED         CHANGE
                                       SEPTEMBER 30,           POSITIVE           SEPTEMBER 30,         POSITIVE
                                 -----------------------      (NEGATIVE)    -----------------------    (NEGATIVE)
                                     1996          1995         EFFECT         1996      1995            EFFECT
                                 ----------   ----------     -----------    ----------  -----------    -----------
 (In millions)
 Written premiums  . . . . . . .  $ 69.3       $ 67.8             2.2%      $ 24.2      $ 20.0            21.0%
 Gross insurance premiums and
 contract charges earned   . . .    55.1         49.5            11.3         19.8        17.2            15.1
 Pre-tax income (loss)   . . . .    (1.7)         3.2          (153.1)         0.1         1.6           (93.8)

Western Diversified Group Results for the Nine Months Ended September 30, 1996 and 1995

         Pre-tax income (loss) decreased 153.1% to a pre-tax loss of $1.7 million for the nine months ended September 30, 1996 from pre-tax income of $3.2 million for the nine months ended September 30, 1995. Excluding the Western Diversified Group's portion of the charges discussed above, pre-tax income (loss) decreased 181.0% to a pre-tax loss of $1.7 million for the nine months ended September 30, 1996 from pre-tax income of $2.1 million for the nine months ended September 30, 1995. This decrease is primarily attributable to additional profit sharing liabilities recorded during 1996 relating to amounts ceded to reinsurers in the credit product line and an increase in the credit loss ratio.

Western Diversified Group Results for the Three Months Ended September 30, 1996 and 1995

      Pre-tax income decreased to $0.1 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995. Excluding the Western Diversified Group's portion of the charges discussed above, pre-tax income decreased 80.0% to $0.1 million for the three months ended September 30, 1996 from $0.5 million for the three months ended September 30, 1995 due primarily to the profit sharing liabilities recognized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         The Company maintains credit facilities with The Chase Manhattan Bank on its own behalf and as administrative agent for certain commercial lending institutions. The Company made a scheduled principal payment of $15.0 million in April 1996 and repaid $2.5 million under the Company's revolving credit facility in June 1996. Also in September and April 1996, the Company borrowed $14.0 million and $12.0 million, respectively, pursuant to the revolving credit facility. Future required principal payments are $25.0 million in 1997, $32.0 million in 1998 and $58.5 million in 1999.

         The principal amounts of outstanding indebtedness of the Company at September 30, 1996 and December 31, 1995 were $115.5 million and $107.1 million, respectively. At September 30, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.30 to 1 compared to 0.27 to 1 at December 31, 1995. The weighted average annualized interest rates on the Company's indebtedness were approximately 7.7% and 7.0% for the nine months ended September 30, 1996 and 1995, respectively.

DIVIDENDS

         The Company paid preferred stock dividends of approximately $0.7 million in each of April and October of 1996 and 1995. A summary of common stock dividends declared or paid during 1995 and 1996 is as follows:

                                                                     AMOUNT OF DIVIDEND
                                                             ------------------------------------------
                                                                                         AGGREGATE
MONTH OF DECLARATION           PAYMENT MONTH                 PER SHARE              DOLLARS IN MILLIONS
--------------------           -------------                 ---------              -------------------
 December 1994                   January 1995                 $ .10                       $  2.5
 March 1995                      April 1995                     .11                          2.8
 June 1995                       July 1995                      .11                          2.8
 September 1995                  October 1995                   .11                          2.8
 December 1995                   January 1996                   .11                          2.8
 March 1996                      April 1996                     .11                          2.8
 June 1996                       July 1996                      .11                          2.8
 September 1996                  October 1996                   .12                          3.0

CASH FLOWS

         Net cash provided by operating activities decreased to $225.8 million for the nine months ended September 30, 1996 from $291.2 million for the nine months ended September 30, 1995. This decrease was generally attributable to the timing of settlement of liabilities under reinsurance agreements and benefit reserves.

         Net cash used in investing activities decreased to $55.9 million for the nine months ended September 30, 1996 from $510.8 million for the nine months ended September 30, 1995. This was primarily due to the decrease in net cash provided by financing activities as explained below. The Company has increased its sales of available-for-sale securities over the prior year in order to increase yield earned during the period of an increasing interest rate environment. In May 1996 and April 1995, the Company exercised options to purchase office buildings (one of which it had previously leased) located on land owned by the Company adjacent to its headquarters building. The purchase prices of $33.5 million and $21.8 million, respectively, were paid from internally generated funds.

         Net cash used in financing activities aggregated $181.6 million for the nine months ended September 30, 1996 compared to net cash provided by financing activities of $212.9 million for the nine months ended September 30, 1995. This was primarily due to a decrease in receipts from universal life and investment type contracts to $368.4 million for the nine months ended September 30, 1996 from $725.7 million for the nine months ended September 30, 1995 and an increase in payments relating to universal life and investments type contracts to $550.0 million for the nine months ended September 30, 1996 from $496.5 million for the nine months ended September 30, 1995. The decrease in net cash flows from universal life and investment-type contracts may be due, in part, to the Company's announcement in March 1996 that it was selling its Annuity Operations, as well as the Company's recent downgrades in ratings, as discussed below.

         Cash and cash equivalents increased to $87.9 million at September 30, 1996 from $51.7 million at September 30, 1995. This increase was due to the Company accumulating cash and cash equivalents at September 30, 1996 in anticipation of making payments on debt instruments and purchasing additional bonds in October 1996.

         The Company believes that operating cash flows, together with loan repayments and investment maturities, are sufficient to meet anticipated operating liquidity needs.

REINSURANCE RECEIVABLES

         Receivables from reinsurers and investment deposits recoverable, consisting primarily of contract holder liabilities transferred to reinsurers, aggregated $985.2 million. Of the total, $775.7 million, or 78.7%, has been placed in trusts. These trust agreements generally require that assets be maintained at least equal to 100% of the underlying regulatory liabilities and that the assets in trust be left on deposit with an independent trustee. The Company generally requires that its reinsurers be rated "A (Excellent)" or better by A.M. Best and Company ("A.M. Best").

         Significant reinsurance recoverables due to the Company and premiums ceded as of and for the nine months ended September 30, 1996 are as follows (dollars in thousands):


                                                                                                           PREMIUMS CEDED
                                                                              RECOVERABLES                  FOR THE NINE
                                                       A. M. BEST      -------------------------------      MONTHS ENDED
                                                        RATING         PAID LOSSES       UNPAID LOSSES   SEPTEMBER 30, 1996
                                                     ---------------   -----------       -------------   -------------------
London Life Insurance Company . . . . . . . .     A++ (Superior)          $    --             $73,748            $337,819
Mercantile & General Life Reassurance
  Company . . . . . . . . . . . . . . . . . .      A+ (Superior)           14,253              14,461              32,397
Transamerica Occidental Life Insurance
  Company . . . . . . . . . . . . . . . . . .      A+ (Superior)               --              49,165             225,213

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

         The Company's investment portfolio at September 30, 1996 is summarized in the table below (dollars in thousands):

                                                                                            PERCENTAGE
                                                                                             OF TOTAL
                                                                  CARRYING VALUE           CARRYING VALUE
                                                                  --------------           --------------
Held-to-maturity securities (1):
  U.S. government and agency debt securities (2)  . . . . . .        $  142,506                   2.4%
  Municipal debt securities . . . . . . . . . . . . . . . . .            22,889                   0.4
  Investment grade corporate debt securities  . . . . . . . .           215,296                   3.6
  Non-investment grade corporate debt securities  . . . . . .             1,721                    --
  Mortgage-backed debt securities (3) . . . . . . . . . . . .           153,560                   2.6
  Asset-backed debt securities  . . . . . . . . . . . . . . .           118,660                   2.0
                                                                     ----------                ------
    Total held-to-maturity securities . . . . . . . . . . . .           654,632                  11.0
                                                                     ----------                ------
Available-for-sale securities (4):
  U.S. government and agency debt securities (2)  . . . . . .           880,426                  14.7
  Municipal debt securities . . . . . . . . . . . . . . . . .             2,872                    --
  Debt securities issued by foreign governments (5) . . . . .            15,995                   0.3
  Investment grade corporate debt securities  . . . . . . . .         1,330,052                  22.2
  Non-investment grade corporate debt securities  . . . . . .             3,036                   0.1
  Mortgage-backed debt securities (3) . . . . . . . . . . . .         1,051,087                  17.5
  Asset-backed debt securities  . . . . . . . . . . . . . . .           330,456                   5.5
                                                                     ----------                ------
    Total available-for-sale securities . . . . . . . . . . .         3,613,924                  60.3
                                                                     ----------                ------
Trading account securities (6)  . . . . . . . . . . . . . . .             5,489                   0.1
Equity securities (7) . . . . . . . . . . . . . . . . . . . .            80,961                   1.4
Commercial mortgages (8)  . . . . . . . . . . . . . . . . . .         1,084,918                  18.1
Residential mortgages (8) . . . . . . . . . . . . . . . . . .           416,115                   6.9
Investment in real estate (9) . . . . . . . . . . . . . . . .            37,748                   0.6
Real estate owned (10)  . . . . . . . . . . . . . . . . . . .             9,281                   0.1
Policy loans and other notes receivable (11)  . . . . . . . .            84,911                   1.4
Short-term investments (12) . . . . . . . . . . . . . . . . .             7,865                   0.1
                                                                     ----------                ------
  Total investments (13)  . . . . . . . . . . . . . . . . . .        $5,995,844                 100.0%
                                                                     ==========               =======

-----------------------
(1) Carried at amortized cost, adjusted for impairments in value which are considered other than temporary. Total market value was approximately $659,272,000, representing net unrealized investment gains of approximately $4,640,000.
(2)    Includes $768,650,000 of agency collateralized mortgage obligations.
(3) Includes $1,162,387,000 of non-agency and private placement collateralized mortgage obligations.
(4) Carried at market value. Total amortized cost was approximately $3,608,739,000, representing net unrealized investment gains of approximately $5,185,000.
(5)    Consist principally of Canadian provincial government bonds.
(6) Carried at market value. Total cost was approximately $5,438,000, representing net unrealized investment gains of approximately $51,000.
(7) Carried at market value. Total cost was approximately $73,346,000, representing net unrealized investment gains of approximately $7,615,000.
(8) Carried at the unpaid principal balance less unamortized discounts, a $7,956,000 valuation reserve and $10,892,000 in write-downs for impairments in value, which are considered other than temporary.
(9) Real estate acquired as investment property is carried at cost less accumulated depreciation of $1,684,000.

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

         The following table sets forth the composition of the Company's debt securities portfolio by rating at September 30, 1996 (dollars in thousands):

                                                                                          TRADING                        % OF TOTAL
                                              HELD-TO-MATURITY    AVAILABLE-FOR-SALE      ACCOUNT         TOTAL           CARRYING
                                                 SECURITIES          SECURITIES          SECURITIES   CARRYING VALUE        VALUE
                                             -----------------    ------------------     ----------   --------------     ---------
   Rating (1)
---------------
AAA(2)  . . . . . . . . . . . . . .              $ 343,625         $2,154,513             $ 5,489       $2,503,627            58.6%
AA  . . . . . . . . . . . . . . . .                 78,661            406,521                  --          485,182            11.3
A . . . . . . . . . . . . . . . . .                175,154            780,843                  --          955,997            22.4
BBB . . . . . . . . . . . . . . . .                 55,471            269,011                  --          324,482             7.6
                                                 ---------         ----------             -------       ----------           -----
  Total investment grade  . . . . .                652,911          3,610,888               5,489        4,269,288            99.9
                                                 ---------         ----------             -------       ----------           -----
BB  . . . . . . . . . . . . . . . .                     --                 --                  --               --              --
B . . . . . . . . . . . . . . . . .                     --                 --                  --               --              --
Other . . . . . . . . . . . . . . .                  1,721              3,036                  --            4,757             0.1
                                                 ---------         ----------             -------       ----------           -----
  Total non-investment grade  . . .                  1,721              3,036                  --            4,757             0.1
                                                 ---------         ----------             -------       ----------           -----
    Total . . . . . . . . . . . . .              $ 654,632         $3,613,924             $ 5,489       $4,274,045           100.0%
                                                 =========         ==========             =======       ==========           =====

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

(2) Includes approximately $1,028,421,000 of U.S. government and agency debt securities.

         Commercial and residential mortgages comprised 25.0% of the Company's invested assets at September 30, 1996. Mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 1996, mortgages more than 30 days delinquent accounted for 0.8% of the carrying value of the Company's mortgage portfolio of $1,501.0 million and, together with real estate owned by the Company, accounted for 0.3% of the carrying value of the Company's total investment portfolio.

         The following table sets forth information regarding the Company's delinquent and other problem mortgage loans as of September 30, 1996 (dollars in thousands):

                                                                         COMMERCIAL         RESIDENTIAL            TOTAL
                                                                         ----------         -----------            -----
Delinquent 31 days or more:
  In non-accrual status(1)  . . . . . . . . . . . . . . . . . .             $ 7,932             $1,236             $ 9,168
  Other           . . . . . . . . . . . . . . . . . . . . . . .               1,367              1,061               2,428
                                                                            -------             ------             -------
    Total delinquent  . . . . . . . . . . . . . . . . . . . . .               9,299              2,297              11,596
Restructured on other than market terms(2)  . . . . . . . . . .              36,388                 --              36,388
                                                                            -------             ------             -------
Delinquent and other problem loans  . . . . . . . . . . . . . .             $45,687             $2,297             $47,984
                                                                            =======             ======             =======
Delinquent and other problem loans as a percentage of
  loans outstanding at September 30, 1996 . . . . . . . . . . .                 4.2%               0.6%                3.2%

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

CURRENT TRENDS AND DEVELOPMENTS

        The Company has continued its strategy to strengthen its managed care networks and products. This strategy is designed to reduce the risks created in its marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, the Company has been designing benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. The strategy has resulted in the development of a new product which is anticipated to be introduced into the marketplace beginning in the second quarter of 1997 and fully implemented by the end of 1997. The new product will be targeted to specific geographic locations and will focus on improving the ability of providers to work with the product. Although there can be no assurance as to the success of this new product in the competitive healthcare industry, it has been designed to be more attractive to providers and customers, thereby leading to increased demand in the marketplace and increased sales. In addition, the Company is enhancing provider incentives and risk-sharing programs that encourage and reward networks for effective medical cost management. It is anticipated that the cost of implementing this strategy will result in an increase in the group gross expense ratio over the next several quarters and possibly thereafter.

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

          On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group as part of a plan to focus on its core product lines. The Annuity Operations includes substantially all of the annuity business of JALIC and all of the business of JANY. JANY primarily markets annuity products in the State of New York, as well as certain individual life insurance products. The Western Diversified Group markets credit life and disability and retail service warranty coverage, primarily through automobile dealers. The Company anticipates that the potential sales of these businesses will occur within one year from the above date and that the formal process of disposing of these separate segments will result in a net gain. Such sales will be subject to applicable regulatory approvals. There can be no assurance that such sales will occur.

         On November 13, 1996, the Company entered into a non-binding letter of intent with SunAmerica, Inc. relating to the sale of all the common stock of JANY and the reinsurance of substantially all of the annuity business of JALIC. The Company is proceeding to finalize the definitive agreement.

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

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. The actions, all of which were filed in the United States District Court for the Southern District of Florida (the "Court"), have been consolidated. In October 1995, the plaintiffs filed a Consolidated Amended Complaint purportedly on behalf of a class of persons who purchased the Company's common stock, par value $.01 per share (the "Common Stock") during the period of October 27, 1994 through May 3, 1995 seeking unspecified damages, fees, costs and interest. The first of the original complaints was filed after the Company revised its previously announced earnings for the fourth quarter of 1994 to reflect an unanticipated increase in claims received in 1995 for medical services rendered in 1994. The remainder of the original complaints were filed after the Company increased reserves during the first quarter of 1995 to reflect a further increase in such claims. On September 30, 1996, the Court denied the defendants motion to dismiss the Consolidated Amended Complaint and the Court certified a class of those persons who purchased the Company's Common Stock during the period between October 27, 1994 through May 3, 1995. Discovery in this lawsuit is ongoing. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             3. Amended and restated By-Laws of the Company, dated as of
                   September 12, 1996.

             27. Financial Data Schedule

             (b) Reports on Form 8-K
                 None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    JOHN ALDEN FINANCIAL CORPORATION

Date: November 12, 1996                     By: /s/ Scott L. Stanton
                                               --------------------------------
                                                     Scott L. Stanton
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                           Description                                   Page No.
-----------                           -----------                                   --------
     3                    Amended and restated By-Laws of the                          25
                       Company, dated as of  September 12, 1996.

    27                          Financial Data Schedule                                49