Form 10-K405
period 1996-12-31
ALDEN JOHN FINANCIAL CORP
filed 1997-03-24
CIK 822079

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                       COMMISSION FILE NUMBER :  1-11396
                        JOHN ALDEN FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                                            59-2840712
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)
7300 CORPORATE CENTER DRIVE, MIAMI, FLORIDA                                         33126-1223
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 715-3767

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                         NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                       WHICH REGISTERED
         ----------------------------------------------------------------------------------------
         COMMON STOCK, PAR VALUE $.01                                    NEW YORK STOCK EXCHANGE
         PREFERRED SHARE PURCHASE RIGHT                                  NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 11, 1997 WAS APPROXIMATELY $483,805,898.

     AS OF MARCH 11, 1997, 25,335,538 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1997.


================================================================================

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

ITEM 1.      BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
             Historical Perspective   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
             Business Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
             Discontinued Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
             Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
             Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
             Government Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
             Ratings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 2.      PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . .   11

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
             Principal Markets and Sales Prices   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
             Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
             Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . .   28

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . .   28

ITEM 10.     EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q and any Form 8-K of the Company and any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to federal and state government and regulatory policies, volatile and unpredictable developments (including utilization of medical services), the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in the development and introduction into the marketplace of the Company's new small group health insurance product, the ability of the Company to obtain desired contracts and pricing with providers, the consummation of the sale of the Company's Annuity Operations and Western Diversified Group and the ability to obtain dividend approval from state regulators. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

HISTORICAL PERSPECTIVE

         John Alden Financial Corporation (the "Company") is an insurance holding company that, through its subsidiaries, is principally engaged in providing group health insurance to small businesses. For more than 25 years, the Company has provided comprehensive group health benefit packages to employers through its small group health insurance products. The Company is one of the largest insurance company providers in the group market, selling primarily to groups with fewer than 50 employees, while concentrating on groups with fewer than 25 employees. The Company offers traditional group indemnity products and "managed indemnity" products, which have provider network, utilization review and case management features to contain costs. The Company has offered these products in 47 states.

         In addition to the small group health insurance products, the Company's HealthCare Segment historically included two other related product lines. Through Alden Risk Management Services ("ARMS"), the Company provides healthcare stop-loss reinsurance products to a number of organizations that bear a significant portion of their own risk, including employer groups whose benefit programs are self-funded and health maintenance organizations ("HMO's"). Through a joint venture corporation, the Company also offers HMO products in the South Florida market.

         During recent years, the healthcare industry has undergone a substantial transformation, primarily caused by healthcare legislation, originally at the state level and, more recently, also at the federal level (the "reforms") and the growth of managed care organizations. The reforms include, among other things, guaranteed issue, mandated benefits, premium rate limits (including "community rating" and "modified community rating"), guaranteed renewability, minimum loss ratio mandates and risk adjustment mechanisms which allocate losses of individual carriers to group carriers. Among other things, such legislation places certain limits on the Company's ability to reprice its products to reflect increasing medical costs. By 1996, a large number of the states in which the Company sells health insurance had adopted some form of healthcare reform legislation and approximately two thirds of the states had enacted reforms limiting the use of individual underwriting. Additionally, the healthcare industry saw rapid growth of HMO's and other managed care organizations. Finally, the healthcare providers are organizing themselves in new ways such as Physician Hospital Organizations ("PHO's").

         In response to these varied changes in the environment in which the Company operates, the Company is undergoing its own transformation. Beginning in late 1994 and throughout 1995, the Company conducted a strategic evaluation of its operations. As a result of this evaluation, the Company determined that it needed to focus all of its energies and resources on its healthcare operations and, accordingly, discontinued the marketing of certain product lines that were no longer considered viable. In addition, on March 27, 1996, the Board of Directors of the Company authorized the sale of its Asset Accumulation Segment, which includes substantially all of the annuity business (the "Annuity Operations"), and the Western Diversified Group, the principal businesses which market credit life and disability and retail service warranty coverage (see "Discontinued Operations").

BUSINESS STRATEGY

Small Group Health Insurance Products

         The Company has continued its strategy to strengthen its products and negotiate new and better contracts with its providers. This strategy is designed to reduce the risks created in its marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, during early 1996, the Company began a major project to design benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. The strategy has resulted in the development of a new product which is anticipated to be introduced into 17 states in the second quarter of 1997 and should be available in most of the states in which the Company expects to continue its marketing efforts by the end of the third quarter of 1997. It is designed to offer customers the high quality, affordable features they demand, reward policyholders for using the Company's selected local provider system, generate stronger relationships with providers and reduce the risks healthcare reforms have created in the marketplace. The features of the new product, while not unique, were designed to be similar to, and competitive with, the key features of products offered by the Company's competitors. In response to increasing restrictions on the Company's ability to use individual underwriting and in order to better spread medical risks, the Company will increase its marketing efforts to groups having five to fifteen employees, which are slightly larger groups than those to which the Company has made most of its sales in the past (see "Healthcare Marketing"). Although there can be no assurance as to the success of this new product in the competitive healthcare industry, it has been designed to be more attractive to providers and customers thereby increasing demand in the marketplace and sales. It is anticipated that the cost of implementing this strategy will result in an increase in the group gross expense ratio over the next several quarters and possibly thereafter.

         The new product will employ greater differentials between in-network and out-of-network benefits to increase steerage to contracted providers. Out-of-network benefits will be subject to certain higher coinsurance percentages, reimbursements based upon in-network negotiated levels or Medicare allowable levels, separate and higher deductibles and out-of-pocket limits. Certain medical services, such as preventive benefits, will only be available in-network. The new product will include limits on transplants and outpatient therapies. Changes in both the type of benefit and the amount covered have been made, especially in the types of benefits that are particularly prone to over utilization. Additionally, certain markets will have "value plans" available that will appeal to a healthier segment of the market and compete in low-cost areas of the market. The new product is designed to be "provider network friendly". Plan designs can be customized for the local marketplace and medical delivery system. The number of plan designs offered in each market will be reduced to make administration by the provider easier than the existing product. Additionally, the new product will employ greater use of co-pays, as provider networks generally prefer co-pays over deductibles since they are more understandable and easier to administer.

         In addition to the development of the new product, as part of the Company's business strategy, during 1996 the Company began exiting certain markets and/or states in which it determined that it could not operate on a profitable basis. This included ceasing to offer coverage through certain purchasing alliances and the exiting of the State of Kentucky. In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In these markets, provider relationships are continuing to be strengthened and the new product discussed above will be introduced. Conversely, the Company intends to reduce its marketing efforts and significantly reduce its financial exposure and may, in some cases, withdraw from business in those states where legislative reform and intense competition have significantly increased the risk profile of writing small employer health coverage. Approximately 25% of 1996 group health premiums were generated in these states. In line with this strategy, the Company has decided to stop selling small group insurance plans in California, Maryland and New Jersey, and to terminate existing small group insurance plans in these states.

         In conjunction with the Company's strategic decision to sell its Annuity Operations and the Western Diversified Group, as well as reducing marketing efforts in certain states, the Company plans to closely manage its expense structure, including among other things, achieving a workforce proportionate to its business.

         Another changing part of the healthcare mix is the providers themselves. Providers are now organizing in a manner that allows them to contract directly with a selected number of payors rather than through an intermediary organization such as a Preferred Provider Organization ("PPO"). PPO's act as intermediaries between the insured and the payor and rent access to medical services to the managed care payor at lower contracted rates than otherwise available. Characteristics of a PHO as compared to characteristics of a PPO include smaller, higher-quality groups, greater discounts, stronger medical management and the ability to risk-share with a payor partner where allowed by law. Risk-sharing will align the goals of the Company and the provider to provide high quality services at the lowest possible medical costs.

         As of December 31, 1996, the Company's small group indemnity and managed indemnity products covered approximately 474,000 employees and approximately 901,000 total insureds, including dependents.

         In the third quarter of 1994, the Company entered into an HMO joint venture, NHP Holding Company, Inc. ("NHP"), with Dimension Physician-Hospital Organization, Inc. ("Dimension"), to serve the South Florida area. Dimension included five leading hospitals and approximately 1,600 physicians and, through its existing HMO, provided medical coverage to approximately 11,000 people. By December 31, 1996, NHP's South Florida

HMO network included 22 hospitals and approximately 3,500 physicians, and NHP was providing medical coverage to approximately 81,000 people throughout South Florida, including approximately 5,700 Medicare customers and approximately 10,200 Medicaid customers. Through its small group business, the Company may also pursue opportunities to market HMO-like insurance products in other areas.

Healthcare Stop-loss Reinsurance Products

         ARMS's business consists primarily of providing healthcare stop-loss reinsurance coverage and related insurance products to employers that elect to self-insure a portion of their employee medical benefit programs. These products cover the employers' risk of catastrophic claims in excess of deductible amounts on both specific and aggregate bases. In addition, ARMS offers such products to managed care organizations and HMO's. The healthcare stop-loss insurance coverage offered to HMO's, hospitals and other medical providers allows them to transfer the risk of catastrophic individual claims to the Company, which, in turn, reinsures a portion of such risk. At December 31, 1996, the Company's healthcare stop-loss reinsurance products covered approximately 947,000 lives.

Healthcare Marketing

         Sales of the Company's small group health insurance products are diversified geographically. Following the withdrawal from certain states as discussed above, business will be offered in 41 states and the District of Columbia. The small group health insurance products are marketed primarily through the Company's captive marketing organization, North Star Marketing Corporation, which markets products through approximately 74,000 independent insurance agents. Group insurance generally is a small part of the business of the independent insurance agents contacted by the marketing organization. No single agent accounts for a significant portion of the group product sales.
The ability of the Company to provide a detailed explanation of the Company's products, competitive information that will assist the agent to make the sale, and service support to the insured group, enables the Company to meet the agents' need for timely information and other service support. This, in turn, enhances the ability of the Company to compete on a basis other than price or agent compensation alone. The sales representatives' compensation is based on both the amount of insurance sold and the first year loss ratios on their sales.

         In the past, the Company's use of individual medical underwriting and its policy features and pricing were better suited to the small group marketplace of businesses having fewer than five employees. As of December 31, 1996, approximately 11% of all groups insured by the Company consisted of groups having five or more employees, which groups accounted for approximately 46% of the annualized gross premiums in force at such date. In response to increasing restrictions on the Company's ability to use individual medical underwriting and in order to better spread medical risks, the Company will increase its marketing efforts to business groups with five to fifteen employees. This segment of the small group market may have characteristics that differ from those of slightly smaller group sizes, and may be more sensitive to the identity of provider systems, pricing, product characteristics and other competitive factors. There can be no assurance that the Company will be able to successfully market the new product.

         To reach self-insured employer groups, ARMS uses 20 regional marketing employees to market to unaffiliated third party administrators ("TPAs"). These TPAs are generally small, independent businesses specializing in benefits administration services. ARMS has sold employer excess-loss insurance through approximately 250 TPAs nationwide, representing approximately 1,100 self-insured employers. ARMS distributes reinsurance for HMO's through several channels, including specialized independent sales organizations and direct marketing by ARMS sales representatives.

DISCONTINUED OPERATIONS

         As discussed above, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group on March 27, 1996 as part of its plan to focus on its healthcare operations.

Annuity Operations

         The sale of the Company's Annuity Operations to SunAmerica Life Insurance Company ("SunAmerica") is scheduled to close by March 31, 1997. The transaction includes the sale of all of the common stock of the Company's subsidiary, John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of another subsidiary, John Alden Life Insurance Company ("JALIC"). This coinsurance will initially be on an indemnity basis and, pursuant to the agreement, will transition to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, such policy will remain indemnity reinsured. A substantial portion of the transition to an assumption basis is expected to be completed within two years. The transaction is contingent upon customary terms and conditions, including required regulatory approvals.

         The total purchase price is approximately $240 million. This represents approximately $165 million premium paid to acquire the business and approximately $75 million of adjusted capital and surplus in JANY. It does not include any capital and surplus used to support the annuity business in JALIC, which will remain in JALIC. The Company's available capital will be enhanced by both the after-tax gain generated from the transaction and by the release of the capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, this additional capital may be used to repurchase common stock, pay dividends, pay down debt and, to a lesser extent, for general corporate purposes.

Western Diversified Group

         The Company is pursuing the execution of a definitive agreement for the sale of the Western Diversified Group and expects to enter into a non-binding letter of intent in the second quarter of 1997. The Western Diversified Group includes the Company's principal businesses which market credit life and disability and retail service warranty coverages. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sale will be consummated. As of December 31, 1996, the net assets of the Western Diversified Group aggregated approximately $62.4 million.

Effect of the Discontinued Operations

         As a result of the sale of its Annuity Operations and the Company's previously announced intention to sell the Western Diversified Group, the Company expects to record a net deferred gain of approximately $45 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in 1997 and to earn the majority of the gain by December 31, 1998. See "Investments" and "Reinsurance" for further discussion regarding the effect of the sale of the Annuity Operations on the Company's invested assets and reinsurance recoverables. See additional discussion at "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Overview -- Sale of Annuity Operations and Western Diversified Group", "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Cash Flows" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Current Trends and Developments".

INVESTMENTS

         The Company's investment portfolio at December 31, 1996 aggregated approximately $6.0 billion. Pro forma for the disposition of discontinued operations, the Company's investment portfolio at December 31, 1996 aggregated approximately $1.1 billion as follows (dollars in thousands):

                                                                                 HISTORIC       PRO FORMA
                                                                               ------------    ------------
 Debt securities:
    Held-to-maturity securities..........................................      $     45,357    $     45,357
    Available-for-sale securities........................................         4,248,774         806,458
    Trading account securities...........................................             4,518           3,519
 Equity securities.......................................................            82,098              39
 Mortgage loans..........................................................         1,449,242         149,735
 Investment in real estate, at cost, less accumulated depreciation.......            39,903          39,903
 Real estate owned.......................................................            11,483          11,483
 Policy loans and other notes receivable.................................            75,186          35,054
 Short-term investments..................................................             6,371           4,243
                                                                               ------------    ------------
    Total invested assets................................................      $  5,962,932    $  1,095,791
                                                                               ============    ============


         The composition of the Company's debt securities as of December 31, 1996 on a historic and pro forma basis after giving effect to the disposition of discontinued operations is as follows (dollars in thousands):


                                                      HISTORIC                      PRO FORMA
                                            -------------------------    ---------------------------
                                                AMOUNT          %             AMOUNT           %
                                            -------------   ---------    --------------   ----------
 RATING (1):
 AAA (2).................................   $ 2,561,349       59.7%          $ 354,945       41.5%
 AA......................................       460,777       10.7             113,441       13.3
 A.......................................       951,385       22.1             290,278       33.9
 BBB.....................................       315,825        7.3              96,670       11.3
                                            -----------      -----           ---------      -----
   Total investment grade................     4,289,336       99.8             855,334      100.0
 Below investment grade..................         9,313        0.2                  --         --
                                            -----------      -----           ---------      -----
    Total................................   $ 4,298,649      100.0%          $ 855,334      100.0%
                                            ===========      =====           =========      =====

--------------------------
(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $1,052,206,000 and $68,525,000, respectively, of U.S. government and agency debt securities.

         See Note 5 to the Company's consolidated financial statements for further discussion regarding invested assets.

REINSURANCE

         The Company has entered into a variety of reinsurance arrangements under which it cedes business to other insurance companies to mitigate risk exposure and to permit premium and asset growth while maintaining acceptable risk-based capital ratios. The different types of reinsurance arrangements used by the Company are described below.

         The Company uses stop-loss reinsurance to mitigate its risk exposure. The Company chooses retention limits for such reinsurance based upon the risk distributions of each product line rather than the broader risk distribution of the Company as a whole. The Company believes that the small group health risk distribution is sufficiently large, and thus it does not purchase excess reinsurance on that line.

         The Company uses reinsurance to manage its aggregate retained risk exposures in order to maintain risk-based capital ratios (see "-- Government Regulation -- Risk-Based Capital and Investment Reserve Requirements") while sustaining growth and making debt service payments. Rather than depending solely on limiting business written, at the cost of both foregone profits and reductions in general expense economies of scale, the Company has instead made coinsurance its primary means of controlling growth in risk exposure. Since the business coinsured has been the Company's more mature product lines, for which the reinsurers have considerable historical data from which to derive pricing comfort, the Company seeks to limit reinsurance costs by participating in the ongoing profits on such coinsured business under contractual formulas. In addition, such profit sharing provisions compensate the Company for its marketing efforts, since the reinsurers are generally unable to generate sufficient business through their own distribution networks. Substantially all of the Company's group accident and health insurance business has been coinsured under a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"), which became effective October 1, 1991 for small groups under 25 employee lives. The Group Reinsurance Agreement was amended effective January 1, 1994 to include all fully-insured groups, regardless of size. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Reinsurance".

         Effective October 1, 1995, the Company entered into a reinsurance treaty with Lincoln National Reinsurance Company Limited to cede 90% of certain annuity contract deposits aggregating approximately $403.5 million. Amounts paid to Lincoln to fund the ceding of such liabilities have been placed in trust. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Discontinued Operations -- Annuity Operations".

         For excess stop-loss and catastrophe reinsurance, where reinsurance cash flows are small and disproportionate to risk, the Company generally restricts reinsurance arrangements to established professional reinsurers with an A.M. Best and Company ("A.M. Best") rating of "A+ (Superior)" or other rating agency equivalent designations. For health coinsurance, where reinsurer cash buildups are minimal, the Company applies the same reinsurer minimum standards. For annuity coinsurance, the Company generally requires that each reinsurer maintain assets in trust with a market value always in excess of reinsured regulatory reserves, in addition to generally requiring an "A (Excellent)" or better A.M. Best rating at agreement inception.

          The reinsurance of risk does not relieve the Company of its original liability to policyholders. The ceded business is included in contract holder liabilities and is reflected as reinsurance receivables or investment deposits recoverable on the Company's Consolidated Balance Sheet. Receivables from reinsurers and investment deposits recoverable, aggregating $970.7 million and $969.8 million at December 31, 1996 and December 31, 1995, respectively, are comprised primarily of contract holder liabilities transferred to reinsurers. Of the total receivables from reinsurers and investment deposits recoverable, $768.1 million, or 79.1%, of the December 31, 1996 amount was placed in trusts.

         Significant reinsurance recoverables due to the Company and premiums ceded as of and for the year ended December 31, 1996 are as follows (dollars in thousands):

                                                                         RECOVERABLES
                                                                 ----------------------------
                                                                     PAID          UNPAID           PREMIUMS
                                         A.M. BEST RATING           LOSSES         LOSSES            CEDED
                                       -------------------       -----------   --------------    -------------
 London Life Insurance Company . . .   A++ (Superior)               $     --          $75,284         $439,248

 Mercantile & General Life
    Reinsurance Company  . . . . . .   A+ (Superior)                  10,532           16,260           39,029

 Transamerica Occidental
    Life Insurance Company . . . . .   A+ (Superior)                      --           50,190          292,832

         Upon the coinsurance of the JALIC Annuity Operations discussed above, the amount of investment deposits recoverable will increase by approximately $3.8 billion. Assets equal to this amount will be placed in trust for the benefit of JALIC. SunAmerica is rated "A+ (Superior)" by A.M. Best. In addition, substantially all of the Company's existing coinsurance of JALIC's Annuity Operations will be assigned to SunAmerica.

COMPETITION

         The Company operates in a highly competitive environment. There are numerous insurance companies and other entities that compete with the Company, many of which have greater resources than the Company. The Company believes that the principal competitive factors in the sale of insurance are product features, price, commission structure, perceived stability of the insurer, service, name recognition and managed care capability. Many other insurance companies are capable of competing for sales in the Company's markets. The Company's ability to compete is affected in part by its ability to recruit, train and retain quality marketing and sales representatives, which is based upon compensation structure and support services.

         The Company competes in the healthcare industry primarily with the other large health insurers and with Blue Cross and Blue Shield associations. Major national and regional health carriers are competitors to the extent they offer group health insurance, but the degree of this competition varies by state and locality. Another important group of competitors includes managed care providers, the most significant of which is HMO's.

         Recent state and federal legislative reforms, the rapid growth of HMO's and managed care organizations and new forms of healthcare provider organizations have negatively impacted the Company's ability to compete. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Statement of Income Data -- Continuing Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Development".

GOVERNMENT REGULATION

General Regulation

         As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled or transact business. Most states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to it financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable, and each insurer's policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company; certain inter-company transfers of assets within the holding company structure may also require notice to or approval from the regulatory agency.

         In addition, the laws of various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted.

         The insurance subsidiaries of the Company may be required by the applicable insurance codes of the states in which they operate to file rates and policy forms in connection with certain insurance products. In most cases, such rates and/or policy forms must be approved by the relevant insurance department prior to use. Many states require the inclusion of specified provisions in insurance policies issued or delivered in the state. The foregoing state regulation and supervision are designed primarily to ensure the financial stability of insurance companies and to protect policyholders, rather than stockholders or creditors.

         Insurance companies are required to file detailed statutory annual statements with the state insurance regulators in each of the states in which they transact business, and their business and accounts are subject to examination at any time. In addition, insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the reorganization of insurance companies.

         The NAIC has adopted a small group model law to limit the differentials in rates carriers can charge between new business and renewal business and with respect to similar demographic groups. The NAIC also has adopted a model law to assure access to health insurance by all small employer groups. This model law would make health insurance available to all small groups by requiring coverage of all employees and their dependents in a group, by limiting the applicability of pre-existing condition exclusions, by requiring carriers to offer a basic plan exempt from certain mandated benefits as well as a standard plan, and by establishing mechanisms to spread the risk of high risk employees to small group carriers. NAIC model laws are binding upon the Company only to the extent that they are adopted by states in which the Company's insurance subsidiaries are domiciled or conduct business. States may enact NAIC model laws as proposed or with variations from the proposed text, or laws which have the same effect as the NAIC model laws.

Regulatory Changes

         The NAIC and insurance regulators periodically re-examine existing laws and regulations and their application to insurance companies. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals or model acts concerning such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, creation of a model investment law, refinement of risk-based capital rules including creating such rules for HMO's, asset valuation reserve requirements and the NAIC accounting standards. Recently, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, development of new laws and the implementation of non-statutory guidelines.

         Many states have enacted small group reforms that either go further than or are unique in their approach compared to the NAIC model law. By 1996, a large number of the states in which the Company sells health insurance have adopted some form of healthcare reform legislation and approximately two-thirds of the states have enacted reforms limiting the use of individual underwriting. Such reform legislation included the NAIC small group model law reforms discussed above, as well as guaranteed renewal and mandated loss ratios. Insurance reform will likely continue at the state level. These state reforms have restricted the Company's ability to adjust pricing based on underwriting and to maintain targeted profit margins for its products. In certain states, such reforms could preclude the Company from competing profitably, causing the Company to withdraw from doing business in such state. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Statement of Income Data -- Continuing Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Development".

         In 1996, Congress enacted the Health Insurance Portability and Accountability Act ("HIPAA"). HIPAA provides minimum standards for the availability of employer group and individual health coverage which could impact the Company's products. However, state legislation which does not conform with at least the minimum federal standards is preempted by the federal law. Since forthcoming federal regulations and state legislation pertaining to the subjects governed by HIPAA will affect the actual regulation of the Company's products, HIPAA's overall impact cannot be predicted.

         HIPAA federal standards for group and small employer health coverage are similar in most respects to state health insurance reforms already governing the Company's group business in most states. HIPAA imposes minimum standards limiting preexisting condition exclusions which may be imposed by group health plans and requiring employer group health plans to provide "credit" against preexisting condition exclusionary periods for persons changing jobs, when the person has maintained health coverage under a qualifying plan. HIPAA prohibits the exclusion of individuals from coverage under employer group health plans due to health problems. HIPAA requires insurance companies to guarantee the issuance of coverage to small employers with 2 to 50 employees regardless of group members' health conditions.

         HIPAA also establishes new requirements for the availability of individual health coverage to individuals who have previously maintained group coverage for a minimum of 18 months and who are ineligible for group coverage. In lieu of federal enforcement of the minimum standards, states may choose from a variety of mechanisms permissible under HIPAA which meet or exceed the minimum standards for the availability of individual health coverage. Some individual market alternatives which would be allowed under HIPAA could affect underwriting, rating or benefit design of products the Company sells to individuals. Since neither state legislation nor federal regulations which will determine actual requirements are in place as yet, the nature and extent of any effects on the Company's business cannot be predicted.

         Other HIPAA provisions include: increased tax deductions for health insurance premiums by the self-employed; establishment of tax deductions for long term care coverage premiums; and authorization of tax deductions for contributions to medical savings account health plans.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

         The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash needed to meet its obligations, including principal and interest payments under its credit agreement, are dividends and other payments from its insurance and non-insurance subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Cash Flows".

         As discussed above, the sale of the Annuity Operations will enhance the Company's available capital by both the after-tax gain generated from the transaction and by the release of the capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, such uses may include repurchasing stock, paying dividends, the repayment of debt or, to a lesser extent, general corporate purposes. In order to have this capital available at the parent company, the Company's insurance subsidiaries must pay dividends to the parent.

         The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments including loans, cash advances, contracts for services or other related company transactions that they may enter into with the Company or any of its subsidiaries or affiliates without obtaining prior regulatory approval. As a Minnesota-domiciled insurance company, JALIC is subject to Minnesota requirements that life insurance company dividends must receive prior regulatory approval if their fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (ii) the net gain from operations of the insurer, not including realized investment gains, for the 12-month period ending the 31st day of December next preceding. The Minnesota dividend statute requires notice to the Minnesota Commissioner of Commerce for dividend payments made by an insurance carrier within five days after declaration and at least ten days prior to payment. The Minnesota statute also limits payment of dividends to a carrier's unassigned surplus less 25% of unassigned surplus attributable to unrealized capital gains. During 1997, $44.9 million is available for payment of dividends by JALIC to Houston National Life Insurance Company ("HNLIC"), JALIC's parent company, without regulatory approval. As a Texas-domiciled insurance company, HNLIC is subject to Texas requirements that life insurance company dividends must receive prior regulatory approval if their fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer's surplus as regards policyholders as of the preceding December 31st; or (ii) the statutory net gain from operations of the insurer for the 12-month period ending the preceding December 31st. During 1997, $34.4 million is available for payment of dividends by HNLIC to the Company without regulatory approval.

Risk-Based Capital and Investment Reserve Requirements

         The Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") is used by insurance regulators to monitor the solvency of insurers. It provides for four different levels of regulatory action, each of which may be triggered if an insurer's Total Adjusted Capital (as defined in the Model Act) is less than a corresponding "level" of risk-based capital. The Model Act establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items.

         Applying the NAIC formula as of December 31, 1996, the Total Adjusted Capital of the Company's principal life insurance subsidiary, JALIC, was substantially above the level necessary to trigger any action under the Model Act.

Assessments Against Insurers

         Under insolvency or guaranty laws in most states in which the Company operates, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. The timing of any future assessments on the Company under these laws cannot be reasonably estimated and is beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and some assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company has recorded a future assessment liability of $8.4 million at December 31, 1996.

EMPLOYEES

         The Company had approximately 2,800 employees as of March 1, 1997, and considers its employee relations to be good. The Company's employees are not represented by labor unions. As a result of the Company's decision to focus on healthcare and the sale of the Annuity Operations and Western Diversified Group as discussed above, the Company will be reviewing its workforce and the structure of its operations, including overhead functions. It is anticipated that functions will be reduced or eliminated and that the size of the Company's workforce will be decreased.

RATINGS

         JALIC is currently rated "A- (Excellent)" by A.M. Best, "BBB+ (Adequate)" by Standard & Poor's Rating Group for claim-paying ability and "A3" by Moody's Investors Service ("Moody's") for income financial strength. The current rating of Moody's is under review for possible downgrade.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Miami, Florida, where it owns approximately 55 acres of an office park with the following improvements:
(i) a seven-story office building containing approximately 231,000 rentable square feet of office space, (ii) three six-story office buildings containing approximately 130,000 rentable square feet per building and (iii) five single-story buildings and two mid-rise buildings containing, in the aggregate, approximately 384,000 rentable square feet of office and warehouse space. The Company occupies the entire seven-story building and one of the six-story buildings, a portion of the space in a second six-story building, and a majority of the space in two of the single-story buildings.

         The Company owns an office building in Boise, Idaho which contains 50,000 rentable square feet of office space. The Western Diversified Group's operations are located in Deerfield, Illinois, where it leases 34,600 square feet of office space under a lease expiring in March 2003. The Company also leases sales offices and six service centers throughout the United States.

         The Company believes that its present facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

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

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. The actions, Christopher W. Aronson, et. al. v. John Alden Financial Corporation, et. al.; In Re: John Alden Financial Corporation Securities Litigation, all of which were filed in the United States District Court for the Southern District of Florida (the "Court"), have been consolidated. In October 1995, the plaintiffs filed a Consolidated Amended Complaint purportedly on behalf of a class of persons who purchased the Company's common stock, par value $.01 per share (the "Common Stock") during the period of October 27, 1994 through May 3, 1995 seeking unspecified damages, fees, costs and interest. The first of the original complaints was filed after the Company revised its previously announced earnings for the fourth quarter of 1994 to reflect an unanticipated increase in claims received in 1995 for medical services rendered in 1994. The remainder of the original complaints were filed after the Company increased reserves during the first quarter of 1995 to reflect a further increase in such claims. On September 30, 1996, the Court denied the defendants' motion to dismiss the Consolidated Amended Complaint and the Court certified a class of those persons who purchased the Company's Common Stock during the period between October 27, 1994 through May 3, 1995. Discovery in this lawsuit is ongoing. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRINCIPAL MARKETS AND SALES PRICES

         The Company's Common Stock is listed and principally traded on the New York Stock Exchange ("NYSE") under the ticker symbol "JA". The Company's Common Stock is also traded on the following regional exchanges: the Boston Stock Exchange, the Philadelphia Stock Exchange, the Midwest Stock Exchange and the Pacific Stock Exchange.

         The following table sets forth the price range of the Company's Common Stock and the cash dividends per share of Common Stock declared for the periods shown. The Common Stock prices are the closing sale price as reported on the NYSE.

                                                    PRICE RANGE
                                          --------------------------------          DIVIDENDS
                                               HIGH               LOW               DECLARED
                                          -------------    ---------------       ---------------
 1995
 ----
 First Quarter.......................        $31-1/4            $18-3/8               $0.11
 Second Quarter......................         19                 15-1/8                0.11
 Third Quarter.......................         23-1/2             16-1/8                0.11
 Fourth Quarter......................         21-7/8             19-3/8                0.11

 1996
 ----
 First Quarter.......................         21-5/8             17-5/8                0.11
 Second Quarter......................         24-1/8             18-3/8                0.11
 Third Quarter.......................         22-1/8             18-1/4                0.12
 Fourth Quarter......................         20-1/2             16-5/8                0.12

HOLDERS

         As of March 11, 1997, the approximate number of record holders of the Company's Common Stock was 750 and the approximate number of beneficial owners was 10,500.

DIVIDENDS

         On March 6, 1997, the Board of Directors of the Company declared a dividend of $0.12 per share of Common Stock payable on April 21, 1997 to holders of record on March 31, 1997, aggregating approximately $3.0 million.

         The Company's 9% cumulative preferred stock ranks prior to the Common Stock as to payment of dividends and, therefore, no payment of dividends can be made to the holders of the Common Stock unless all accrued dividends have been paid to the holders of the 9% cumulative preferred stock. As an insurance holding company, the Company depends on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to stockholders. The payment of dividends and such other payments by the insurance subsidiaries are restricted by the laws of each insurance subsidiary's state of domicile and each state where the subsidiary conducts business. State insurance regulators have authority in certain circumstances to block payments of dividends and other amounts by the insurance subsidiaries that would otherwise be permitted without regulatory approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Government Regulation". In addition, the Company's credit agreement prohibits it from declaring cash dividends on its Common Stock in an annual aggregate amount in excess of certain specified limits.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following historical financial data for the nine years ended December 31, 1996 have been derived from the Consolidated Financial Statements of the Company audited by Price Waterhouse LLP, independent accountants. The following selected financial data of the Company should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited Consolidated Financial Statements appearing elsewhere herein.

         On March 27, 1996, the Board of Directors of the Company authorized the sale of its Annuity Operations and the Western Diversified Group. As a result of this action, beginning in 1996, the Company has reported the results of operations of the Annuity Operations and Western Diversified Group as discontinued operations. The

Consolidated Statements of Income for the years ended December 31, 1995 and 1994 have been restated to reflect the results of these operations as discontinued operations. Accordingly, the Statement of Income Data for the years ended December 31, 1995 and 1994 has also been restated.

SELECTED  FINANCIAL  DATA
John Alden Financial Corporation and Subsidiaries



---------------------------------------------------------------------------------------------  -----------   -------
(In thousands, except  per share                                    Actual                      Pro Forma    Actual
 and ratio data)                                ----------------------------------------------  ----------   -------
                                                    1996        1995        1994        1993     1992 (1)    1992
-----------------------------------------------------------------------------------------------  ---------   -------
STATEMENT OF INCOME DATA:
  Gross insurance premiums and
     contract charges earned                  $1,838,254  $1,936,262  $1,792,087  $1,661,229  $1,380,634  $1,380,634
  Net insurance premiums and
     contract charges earned                   1,024,574   1,053,035     939,913     930,588     753,744     753,744
  Net investment income                           45,460      50,388      38,145     353,869     329,494     329,494
  Total revenues                               1,114,682   1,156,464   1,071,198   1,406,784   1,185,063   1,185,063
  Gross claims incurred on insurance
     products                                  1,396,695   1,458,365   1,226,531   1,039,693     872,269     872,269
  Net claims incurred on insurance
     products                                    749,051     763,099     609,767     555,517     456,688     456,688
  Interest expense                                 6,615       8,413       6,067       6,096       6,886      15,226
  Total benefits and expenses                  1,116,353   1,186,984   1,000,971   1,279,204   1,082,850   1,092,230
  Net income (loss) before cumulative effect
     of change in accounting principle:
       Continuing operations                      (1,711)    (18,900)     48,625          --          --          --
       Discontinued operations                    32,647      25,308      27,690          --          --          --
         Total                                    30,936       6,408      76,315      80,044      64,523      57,856
  Net income (loss)                               30,936       6,408      75,774      83,126      64,523      57,856
  Net income (loss) applicable to
     common stock                                 29,586       5,058      74,424      81,776      63,176      54,829
  Per common share:
     Net income (loss) before cumulative
       effect of change in accounting
         principle:
       Continuing operations                       (0.12)      (0.78)       1.86          --          --          --
       Discontinued operations                      1.27        0.98        1.09          --          --          --
         Total                                      1.15        0.20        2.95        3.29        2.71        3.08
     Net income (loss)                              1.15        0.20        2.93        3.42        2.71        3.08
  Average common equivalent
         shares outstanding                       25,651      25,721      25,388      23,911      23,308      17,786
  Cash dividends declared per
         common and common
         equivalent share                     $     0.46  $     0.44  $     0.40  $     0.27      N/A          $0.06

BALANCE SHEET DATA:
  Total invested assets                       $5,962,932  $6,114,770  $5,675,743  $4,988,946  $4,366,105  $4,359,992
  Total assets                                 7,671,249   7,696,030   6,962,133   6,131,288   5,553,481   5,543,489
  Short-term debt                                 25,000      15,063      22,679      30,875      19,676      21,154
  Long-term debt                                  76,500      92,000     102,399      92,754     105,966      94,496
  Redeemable securities                           18,687      19,416      20,181      23,776      51,114      51,114
  Stockholders' equity                           465,211     477,231     406,724     344,197     198,561     198,561

OTHER DATA:
  Operating income (loss) applicable to
     common stock                             $   32,832  $    4,100  $   83,278  $   82,767  $   71,214  $   62,870
  Operating income (loss) per common
     and common equivalent share                    1.28        0.16        3.28        3.46        3.05        3.53
  Operating income before interest,
     taxes and preferred stock dividends          59,295      19,159     133,631     139,949     121,303     120,263
  Group gross medical loss ratio                   76.3%       75.0%       69.7%       64.9%       65.0%       65.0%
  Group gross combined ratio                      100.0%      100.2%       94.8%       90.6%       90.1%       90.1%

(1) The pro forma statement of income data and other related data for the year ended December 31, 1992 were prepared assuming the Company's initial public offering of its common stock (the "IPO") occurred on January 1, 1992. The pro forma balance sheet data as of December 31, 1992 and related other data were prepared assuming the IPO occurred on December 31, 1992.

SELECTED  FINANCIAL  DATA
John Alden Financial Corporation and Subsidiaries



---------------------------------------------------------------------------------------------
(In thousands, except per share                                    ACTUAL
 and ratio data)                                 --------------------------------------------
                                                 1991        1990        1989        1988
---------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
  Gross insurance premiums and
     contract charges earned                  $1,205,796  $  982,464  $  734,630  $  567,827
  Net insurance premiums and
     contract charges earned                     931,900     897,786     666,197     490,611
  Net investment income                          332,294     332,015     301,790     282,473
  Total revenues                               1,338,916   1,228,949     969,124     778,895
  Gross claims incurred on insurance
     products                                    788,975     651,906     467,089     357,501
  Net claims incurred on insurance
     products                                    579,172     590,145     426,068     324,342
  Interest expense                                24,316      32,093      35,637      30,411
  Total benefits and expenses                  1,260,578   1,202,616     949,479     779,351
  Net income (loss) before cumulative effect
     of change in accounting principle:
       Continuing operations                          --          --          --          --
       Discontinued operations                        --          --          --          --
         Total                                    49,134      12,073      11,186      (2,181)
  Net income (loss)                               55,904      12,073      11,186      (2,181)
  Net income (loss) applicable to
     common stock                                 51,772       9,814       9,012      (4,341)
  Per common share:
     Net income (loss) before cumulative
       effect of change in accounting
         principle:
       Continuing operations                          --          --          --          --
       Discontinued operations                        --          --          --          --
         Total                                      2.83        0.62        0.57       (0.27)
     Net income (loss)                              3.25        0.62        0.57       (0.27)
  Average common equivalent
         shares outstanding                       15,930      15,930      15,930      15,930
  Cash dividends declared per
         common and common
         equivalent share                             --          --          --          --

BALANCE SHEET DATA:
  Total invested assets                       $4,003,019  $3,171,096  $3,165,005  $2,662,832
  Total assets                                 5,208,575   4,502,069   4,075,482   3,429,552
  Short-term debt                                 97,089      18,891      18,609       8,592
  Long-term debt                                 115,586     214,213     259,986     247,653
  Redeemable securities                           64,834      58,585      50,890      48,420
  Stockholders' equity                            73,227      14,694      10,321       1,592

OTHER DATA:
  Operating income (loss) applicable to
     common stock                             $   20,728  $   16,144  $   13,306  $   (2,260)
  Operating income (loss) per common
     and common equivalent share                    1.32        1.01        0.83       (0.14)
  Operating income before interest,
     taxes and preferred stock dividends          65,792      68,035      61,800      33,105
  Group gross medical loss ratio                    67.8%       67.0%       68.5%       72.4%
  Group gross combined ratio                        92.9%       93.3%       94.9%       98.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

BUSINESS SEGMENTS

         The Company has historically operated in three segments: HealthCare, Asset Accumulation, and Credit and Other. In addition, a Corporate Segment included certain activities that were not directly related to any operating division. Beginning in 1994 and throughout 1995, the Company conducted a strategic evaluation of its operations. The purpose of this evaluation was to maximize stockholder value and to increase the Company's focus on the major product lines within each segment that it believed had long-term financial viability and provided a significant contribution to the Company's operating results. On March 27, 1996, the Board of Directors of the Company authorized the sale of its Asset Accumulation Segment, which includes the annuity business, (the "Annuity Operations"), and the Western Diversified Group, the principal businesses which market credit life and disability and retail service warranty coverage (see "Sale of Annuity Operations and the Western Diversified Group" below). As a result of this action, the Company has reported the results of operations of the Annuity Operations and Western Diversified Group as discontinued operations and has reclassified prior period results of operations in the accompanying Consolidated Statements of Income. In addition, the Company has discontinued the reporting of segment information as management is now managing the Company as a single line company operating in the healthcare market. The current healthcare operations primarily include indemnity and managed indemnity products, healthcare stop-loss reinsurance products and health maintenance organization ("HMO") and HMO-like products.
The Company also has certain product lines which are no longer being actively marketed (run-off operations). All references to the Company herein include the subsidiaries and predecessors of John Alden Financial Corporation, unless the context otherwise indicates.

SALE OF ANNUITY OPERATIONS AND WESTERN DIVERSIFIED GROUP

         On December 2, 1996, the Company announced that it had entered into a definitive agreement to sell the Annuity Operations to SunAmerica Life Insurance Company ("SunAmerica"). The transaction includes the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity block of John Alden Life Insurance Company ("JALIC"). This coinsurance will initially be on an indemnity basis and, pursuant to the agreement, will transition to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, such policy will remain indemnity reinsured. A substantial portion of the transition to an assumption basis is expected to be completed within two years. The transaction is contingent upon customary terms and conditions, including required regulatory approvals and is scheduled to close by the end of the first quarter of 1997.

         The total purchase price is approximately $240 million. This represents approximately $165 million premium paid to acquire the business and $75 million of adjusted capital and surplus of JANY. It does not include any capital and surplus used to support the annuity business in JALIC, which will remain in JALIC. The Company's available capital will be enhanced by both the after-tax gain generated from the transaction and by the release of the net capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, this additional capital may be used to repurchase common stock, pay dividends, pay down debt and, to a lesser extent, for general corporate purposes.

         The Company is pursuing the execution of a definitive agreement for the sale of the Western Diversified Group and expects to enter into a non-binding letter of intent in the second quarter of 1997. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sale will be consummated.

         As a result of these sales, the Company expects to record a net deferred gain of approximately $45 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in 1997 and to earn the majority of the gain by December 31, 1998.

ACCOUNTING CHANGES

         See Note 2 to the consolidated financial statements for a discussion of the impact of the adoption of new accounting pronouncements.

                            RESULTS OF OPERATIONS

RESULTS SUMMARY

                                                                          YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                   1996           1995          1994
                                                              -----------     -----------    ------------
                                                                  (In millions, except per share data)

 Operating income (loss) (1):
   Continuing operations . . . . . . . . . . . . . . .            $(5.0)        $(18.7)        $49.1
   Discontinued operations . . . . . . . . . . . . . .             37.8           22.8          34.2
     Total . . . . . . . . . . . . . . . . . . . . . .             32.8            4.1          83.3
 Net income (loss) (2):
   Continuing operations . . . . . . . . . . . . . . .             (1.7)         (18.9)         48.6
   Discontinued operations . . . . . . . . . . . . . .             32.6           25.3          27.7
     Total . . . . . . . . . . . . . . . . . . . . . .             30.9            6.4          76.3
 Net income applicable to common stock . . . . . . . .             29.6            5.1          74.4
 Operating income (loss) per common share (1):
   Continuing operations . . . . . . . . . . . . . . .            (0.20)         (0.73)         1.93
   Discontinued operations . . . . . . . . . . . . . .             1.48           0.89          1.35
     Total . . . . . . . . . . . . . . . . . . . . . .             1.28           0.16          3.28
 Net income per common share . . . . . . . . . . . . .             1.15           0.20          2.93
 Average common equivalent shares outstanding  . . . .           25,651         25,721        25,388


-----------------------------
(1) Applicable to common stock excluding net realized investment gains (losses) and cumulative effect of change in accounting principle and is after preferred stock dividends.
(2)  Income (loss) before cumulative effect of change in accounting principle.

STATEMENT OF INCOME DATA

         As discussed above, the Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations. The Company's continuing operations primarily consist of its group health business, its joint venture HMO and its stop-loss reinsurance business.

CONTINUING OPERATIONS

         The following tables recast the accompanying Consolidated Statements of Income for continuing operations for the years ended December 31, 1996, 1995 and 1994 as a percent of net insurance premiums and contract charges earned and provide other relevant information:

                                                                                                                POINT CHANGE
                                                                                                          ------------------------
                                                                                                             POSITIVE (NEGATIVE)
                                                                             YEAR ENDED DECEMBER 31,               EFFECT
                                                                        --------------------------------  ------------------------
                                                                           1996        1995        1994       1996        1995
                                                                        ---------   ---------   --------  ----------   -----------
 Revenues:
    Gross insurance premiums and contract charges earned . . . . . . .    179.4%      183.9%      190.7%      (4.5)%      (6.8)%
    Ceded insurance premiums and contract charges earned . . . . . . .    (79.4)      (83.9)      (90.7)       4.5         6.8
                                                                        -------     -------     -------   --------     --------
       Net insurance premiums and contract charges earned  . . . . . .    100.0       100.0       100.0         --          --
    Net investment income  . . . . . . . . . . . . . . . . . . . . . .      4.4         4.8         4.1       (0.4)        0.7
    Other income . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.1         5.3        10.2       (1.2)       (4.9)
    Net realized investment gains (losses) . . . . . . . . . . . . . .      0.3        (0.2)       (0.3)       0.5         0.1
                                                                        -------     -------     -------   --------     -------
       Total revenues  . . . . . . . . . . . . . . . . . . . . . . . .    108.8       109.9       114.0       (1.1)       (4.1)
                                                                        -------     -------     -------   --------     -------
 Benefits and expenses:
    Gross claims incurred on insurance products  . . . . . . . . . . .    136.3       138.5       130.5        2.2        (8.0)
    Ceded claims incurred on insurance products  . . . . . . . . . . .    (63.2)      (66.0)      (65.6)      (2.8)        0.4
                                                                        -------     -------     -------   --------     -------
       Net claims incurred on insurance products . . . . . . . . . . .     73.1        72.5        64.9       (0.6)       (7.6)
                                                                        -------     -------     -------   --------     -------
    Universal life and investment-type contract benefits:
       Interest credited to account balances . . . . . . . . . . . . .      1.3         1.2         1.2       (0.1)         --
       Benefit claims incurred in excess of account balances . . . . .      0.5         0.4         0.4       (0.1)         --
    Increase (decrease) in life insurance reserves . . . . . . . . . .       --        (0.2)         --       (0.2)        0.2
                                                                        -------     -------     -------   --------     -------
       Total benefits  . . . . . . . . . . . . . . . . . . . . . . . .     74.9        73.9        66.5       (1.0)       (7.4)
                                                                        -------     -------     -------   --------     -------
    Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . .      7.5         7.9         9.4        0.4         1.5
    General expenses . . . . . . . . . . . . . . . . . . . . . . . . .     24.0        28.4        28.4        4.4          --
    Amortization of purchased intangibles  . . . . . . . . . . . . . .      0.5         0.5         0.7         --         0.2
    Amortization of deferred policy acquisition costs  . . . . . . . .      1.4         1.3         0.8       (0.1)       (0.5)
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .      0.6         0.8         0.6        0.2        (0.2)
                                                                        -------     -------     --------  --------     -------
       Total expenses  . . . . . . . . . . . . . . . . . . . . . . . .     34.0        38.9        39.9        4.9         1.0
                                                                        -------     -------     --------  --------     -------
       Total benefits and expenses . . . . . . . . . . . . . . . . . .    108.9       112.8       106.4        3.9        (6.4)
                                                                        -------     -------     --------  --------     -------
 (Loss) income from continuing operations before
    (benefit) provision for income taxes and minority
    interest joint venture's (income) loss . . . . . . . . . . . . . .     (0.1)       (2.9)        7.6        2.8       (10.5)
 (Benefit) provision for income taxes  . . . . . . . . . . . . . . . .     (0.2)       (0.9)        2.3       (0.7)        3.2
 Minority interest in joint venture's (income) loss  . . . . . . . . .     (0.2)        0.2          --       (0.4)        0.2
                                                                        -------     -------     -------   --------     -------
 Net (loss) income from continuing operations  . . . . . . . . . . . .     (0.1)%      (1.8)%       5.3%       1.7%       (7.1)%
                                                                        =======     =======     =======   ========     =======


                                                                                               PERCENTAGE CHANGE
                                                                                          ---------------------------
                                                       YEAR ENDED DECEMBER 31,             POSITIVE (NEGATIVE) EFFECT
                                            -------------------------------------------   ---------------------------
                                                1996             1995            1994         1996           1995
                                            -----------    ------------    ------------   ----------     ------------
 Other relevant information:
    Group insured data:
       Employers(1)  . . . . . . . . . .       183,000         235,000         243,000       (22.1)%        (3.3)%
       Employee lives  . . . . . . . . .       474,000         620,000         658,000       (23.5)         (5.8)
       Group covered lives . . . . . . .       901,000       1,190,000       1,274,000       (24.3)         (6.6)
       HMO covered lives . . . . . . . .        81,000          43,000          16,000        88.4         168.8
          Total covered lives  . . . . .       982,000       1,233,000       1,290,000       (20.4)         (4.4)
    Group gross medical loss ratio . . .          76.3%           75.0%           69.7%       (1.3)         (5.3)

-------------------
(1) Includes 32,000, 40,000 and 24,000 groups, each group made up of one individual, as of December 31, 1996, 1995 and 1994, respectively, marketed through an association trust.

         During the three years ended December 31, 1996, the Company's continuing operations' profitability was primarily a result of the amount of business sold, the claims incurred and the control of sales and general expenses.

         Gross insurance premiums and contract charges earned ("gross premiums") increased 8.0% to $1,936.3 million for the year ended December 31, 1995 from $1,792.1 million for the year ended December 31, 1994. Consistent with the Company's objective of maintaining profit margins at the risk of reducing market share, the Company began to significantly increase rates on its new and renewal business effective January 1, 1995, with larger increases targeted to the higher risk business. The Company raised its 1995 premium rates higher than the majority of the competition as it believes it was among the first major participants in the small group market to recognize the increased level of utilization and the rising medical cost trends. The Company also began to take additional actions that were designed to enable it to better control the future medical loss ratios on its group business with a strong emphasis on the high risk business. These actions included, where appropriate or available, improving discounts from providers, redesigning benefits, improving underwriting techniques, implementing a lower commission structure and discontinuing portions of such business, if warranted. While these actions resulted in a decline in group covered lives of 6.6% to 1,190,000 at December 31, 1995 from 1,274,000 at December 31, 1994, the rate increases resulted in the net increase in gross insurance premiums and contract charges earned in 1995.

         During 1996, the Company continued to experience increased utilization of medical services. The group gross medical loss ratio increased to 76.3% for the year ended December 31, 1996 from 75.0% for the year ended December 31, 1995. Premium rate increases are established approximately three months prior to the quarter in which they become effective. Subsequent to establishing the first quarter 1996 premium rate increases in October 1995, the Company identified several factors, in addition to the increased utilization, that were contributing to the relatively high medical loss ratios. These factors resulted primarily from small group and individual healthcare reform legislation. The Company also enhanced its ability to analyze claims experience by various specific characteristics including, among other things, initial and current group size, duration of policy, geographic location, level of deductibles and utilization of particular benefits. Consistent with the objective of maintaining profit margins at the risk of reducing market share, the Company continued to significantly increase premium rates throughout 1996, specifically targeting those blocks of business with profit margins lower than that which the Company deems acceptable. While the number of group covered lives decreased 24.3% to 901,000 at December 31, 1996 from 1,190,000 at December 31, 1995, the rate increases offset, in part, the decline in covered lives. Additionally, gross premiums from the Company's HMO joint venture discussed below increased 191.8% in 1996 to $107.4 million from $36.8 million in 1995. Total gross premiums decreased 5.1% to $1,838.3 million for the year ended December 31, 1996 from $1,936.3 million for the year ended December 31, 1995.

         Ceded premiums as a percentage of gross premiums decreased from 47.6% in 1994 to 45.6% in 1995 to 44.3% in 1996. This is due to growth in other non-reinsured products, such as the Company's HMO joint venture formed in the third quarter of 1994, NHP Holding Company, Inc. ("NHP"), with a physician hospital organization ("PHO"). At that time, the PHO included five leading hospitals and approximately 1,600 physicians in the South Florida geographic area and, through its existing HMO, provided medical coverage to approximately 11,000 people. By December 31, 1996, the network included 22 hospitals and approximately 3,500 physicians and the HMO covered approximately 81,000 covered lives. The Company's 50% share of the operating loss from start-up operations of NHP was $2.0 million and $0.8 million in 1995 and 1994, respectively. In 1996, the Company's 50% share of the operating profit of NHP was $2.1 million.

         Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"), which became effective October 1, 1991 for small groups under 25 employee lives. The Group Reinsurance Agreement was amended effective January 1, 1994 to include all fully-insured groups, regardless of size. See further discussion in "Liquidity and Capital Resources -- Reinsurance". The amount of these profit sharing provisions has declined in 1995 and 1996 due to the decline in the gross profitability.

         Total benefits as a percent of net insurance premiums and contract charges earned ("net premiums") increased from 66.5% in 1994 to 73.9% in 1995. In early 1995, the Company began to experience an increase in the group gross medical loss ratio over the 1994 levels resulting primarily from increased utilization of medical services and lack of historical experience in pricing in an environment of healthcare reform, primarily at the state level, pertaining to small group and individual healthcare. The Company believes it was among the first major participants in the small group market to recognize the increasing medical cost trends. The Company identified the increase during its periodic hindsight review of its estimates of unpaid claims based on its actual claims experience. Upon such a review completed in late March of 1995 utilizing the most recent available submitted claim data, the Company discovered that claims submitted in 1995 relating to medical services provided in 1994 were at higher levels than originally estimated. As a result of this review, the Company increased its claim reserves as of December 31, 1994 by $15.0 million. Upon a hindsight review performed in April 1995 based on claims received in April 1995 for medical services provided in 1994, it became apparent that the claim reserves for 1994 would have to be further increased to reflect an even higher level of utilization. Therefore, the Company recorded a charge of $10.0 million in the first quarter of 1995 for claims incurred in 1994. During the remainder of 1995, the Company continued to experience loss ratio increases over the 1994 levels. The group gross medical loss ratio increased to 75.0% in 1995 from 69.7% in 1994.

         During 1995, the Company recorded additional medical benefits in its provider excess stop-loss reinsurance product line. The Company began selling this product in late 1993. Since this was a relatively new product throughout the industry, the Company entered into a 50% reinsurance arrangement with a pool of reinsurers. During the third and fourth quarters of 1995, the Company received sufficient information to enable it to conclude that the initial premium rates were insufficient to pay the anticipated claims on pre-1995 business. Accordingly, the Company recorded charges of $5.8 million relating to its 50% exposure in this business. In 1996, the Company increased premium rates, revised benefits and coverage allowances, raised the amount of business ceded to 100% and ultimately reached a decision to discontinue this product line. Estimated losses during the run-off period have been accrued in 1996.

         Commissions, as a percent of net premiums, declined from 9.4% in 1994 to 7.9% in 1995. This decline was primarily the result of a reduction of commission rates effective in late 1994. In addition, during the third quarter of 1994, the Company began to defer acquisition costs related to a product within the small group health insurance product line as it achieved sufficient size to warrant recoverability against future profits.

         General expenses, as a percent of net premiums, were 28.4% in 1994 and 1995, but decreased to 24.0% in 1996. Included in general expenses are direct costs to support the group, HMO and stop-loss reinsurance product lines, as well as the Company's overhead costs. Also included in general expenses are charges recorded in connection with the Company's strategic evaluation of its operations, excluding the Annuity Operations and the Western Diversified Group. During 1994, the Company recorded a $0.9 million charge for the discontinuance of the Emperion Corporation joint venture. During 1995, the Company recorded $20.8 million of intangible asset write-offs, severance and other charges related to the strategic evaluation. The severance charges were related to an approximate 400 position elimination, which approximated 10% of the work force that then existed. An additional $6.7 million of severance and related charges were recorded in 1996 for further actions related to the strategic evaluation.

         The amortization of deferred policy acquisition costs, as a percent of net premiums, increased from 0.8% in 1994 to 1.3% in 1995 and 1.4% in 1996. As discussed above, the Company began to defer acquisition costs related to a small group product in the third quarter of 1994.

         The Company's income from continuing operations was 7.6% of net premiums in 1994. Due primarily to the increase in the group gross medical loss ratio and the $20.8 million of charges related to the strategic evaluation, the Company recorded a loss from continuing operations in 1995, which equated to 2.9% of net premiums. The loss from continuing operations was reduced in 1996, primarily as a result of the expense reductions discussed above, to 0.1% of net premiums.

         The Company's income tax provisions differ from the amounts determined by multiplying total income before income taxes by the statutory federal income tax rate of 35% primarily due to permanent differences including goodwill amortization, non-taxable investment income, non-deductible expenses, changes in tax valuation allowances and other items. During 1994, the Company also recognized a $3.3 million tax benefit from the dissolution of the Emperion joint venture. During 1995, the Company increased its valuation allowance for the tax losses from NHP by $1.5 million, bringing the total for such valuation allowance to $3.7 million at December 31, 1995. During 1996, the Company determined that the valuation allowance was no longer necessary and it was released.

DISCONTINUED OPERATIONS

         On March 27, 1996, the Board of Directors of the Company authorized the sale of the Annuity Operations and the Western Diversified Group. On December 2, 1996, the Company announced that it had entered into a definitive agreement to sell the Annuity Operations to SunAmerica. The transaction includes the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity block of JALIC. This coinsurance will initially be on an indemnity basis and, pursuant to the agreement, will transition to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, such policy will remain indemnity reinsured. A substantial portion of the transition to an assumption basis is expected to be completed within two years. The transaction is contingent upon customary terms and conditions, including required regulatory approvals and is scheduled to close by the end of the first quarter of 1997.

ANNUITY OPERATIONS

                                                                                    PERCENTAGE CHANGE
                                                                                    -----------------
                                                  YEAR ENDED DECEMBER 31,        POSITIVE (NEGATIVE) EFFECT
                                               ------------------------------    --------------------------
                                                  1996       1995       1994         1996          1995
                                               --------    -------     ------    ----------     -----------
                                                   (Dollars in millions)

 Total revenues  . . . . . . . . . . . . .     $ 432.6    $ 459.9    $  383.7          (5.9)%      19.9%
 Pre-tax operating income (net spread
   earned) . . . . . . . . . . . . . . . .        60.1       33.8        52.9          77.8       (36.1)
 Net realized investment (losses) gains. .        (8.0)       3.8        (9.9)       (310.5)      138.4
 Pre-tax income  . . . . . . . . . . . . .        52.1       37.6        43.0          38.6       (12.6)

         The net spread earned in 1995 decreased 36.1% to $33.8 million from $52.9 million in 1994. The decrease in net spread earned in 1995 as compared to the high spreads earned in 1994 was primarily due to the tightening of spreads during the period of declining interest rates in 1995. The net spread earned in 1995 was also reduced by $8.2 million in charges from two significant adjustments. In January 1996, the National Organization of Life and Health Guaranty Associations revised its prior estimates of certain insolvencies and, accordingly, the Company increased its existing 1995 liability for guaranty fund assessments by $3.8 million. In addition, during 1995, the Company entered into a reinsurance agreement to cede 90% of certain annuity contracts. The Company liquidated available-for-sale securities to fund the ceding of the annuity contracts, resulting in $13.8 million of net realized investment gains. As a result of the agreement, the Company recognized $4.4 million of accelerated amortization of deferred policy acquisition costs. Therefore, 1995 pre-tax income increased $9.4 million from this agreement. The assets transferred to the reinsurer were placed in trust for the Company's protection.

         Net spread earned increased 77.8% to $60.1 million for the year ended December 31, 1996 from $33.8 million for the year ended December 31, 1995. The increase in net spread is due to changes in the mix of annuity contracts caused by the ceding of a large block of contracts in the third quarter of 1995 which carried high surrender penalties and changes in the average credited rate on outstanding annuity contracts during 1996 as compared to the tightening of spreads during the period of declining interest rates in 1995 as well as a reduction in marketing and administration expenses incurred in 1996 due to the anticipated sale. Also, investment income on JANY equity increased due to an increase in capital, including a contribution made in late 1995. In addition, the Company recognized $2.6 million of premium and intangible tax refunds and guaranty fund liability reductions during 1996.

WESTERN DIVERSIFIED GROUP

                                                                                    PERCENTAGE CHANGE
                                                                                    -----------------
                                                  YEAR ENDED DECEMBER 31,        POSITIVE (NEGATIVE) EFFECT
                                               ------------------------------    --------------------------
                                                  1996       1995       1994        1996            1995
                                               --------    -------     ------    ----------     -----------
                                                   (Dollars in millions)

 Written premiums  . . . . . . . . . . . .       $91.7      $80.4      $79.0        14.1%            1.8%
 Gross insurance premiums and contract
   charges earned  . . . . . . . . . . . .        74.6       67.1       61.8        11.2             8.6
 Pre-tax (loss) income . . . . . . . . . .        (0.6)       3.2        1.6      (118.8)          100.0

         Pre-tax income increased 100.0% to $3.2 million for the year ended December 31, 1995 from $1.6 million for the year ended December 31, 1994. Pre-tax income decreased 118.8% to a pre-tax loss of $0.6 million for the year ended December 31, 1996 from pre-tax income of $3.2 million for the year ended December 31, 1995. This decrease is primarily attributable to additional profit sharing liabilities recorded during 1996 relating to amounts ceded to reinsurers in the credit and extended service product lines.

                              BUSINESS DEVELOPMENT

         Group insurance business historically has been subject to pricing and profitability cycles that are driven by competitive price pressures within the industry. These pressures and other factors make it difficult to predict with certainty the effect pricing changes will have on the Company's combined ratios. Traditionally, the cycle has been characterized by a period of lower combined ratios, which has fostered intense price competition and aggressive marketing by new entrants as well as existing companies striving to increase market share, resulting in higher combined ratios and lower profitability. The higher combined ratios typically resulted in a withdrawal of competitors and a firming of prices, resulting once again in lower combined ratios and increased profitability and, thus, a renewal of the cycle. There are factors in the current cycle that were not present in previous cycles. The first significant factor is small group and individual healthcare reform and its effect on medical underwriting and pricing. Small group and individual healthcare reforms, primarily at the state level and increasingly at the federal level, include legislation on matters such as guaranteed issue, mandated benefits, premium rate limits (including community rating and modified community rating), guaranteed renewability, minimum loss ratio mandates, risk adjustment mechanisms which allocate losses of individual carriers to group carriers, and other reforms. Secondly, HMO's now represent a more significant source of competition than in previous cycles.

         Historically, the Company has generally experienced a relatively high gross loss ratio in the fourth quarter of the year. The Company believes that these higher loss ratios are primarily due to the increased incidence of claims associated with the colder, winter climate and the fact that insureds generally exceed the deductible and out-of-pocket expense limits of their policies by that time of year. The Company cannot predict the extent to which this disparity may continue, increase or decrease in the future.

         The Company has continued its strategy to strengthen its products and negotiate new and better contracts with its providers. This strategy is designed to reduce the risks created in its marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, during early 1996, the Company began a major project to design benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. The strategy has resulted in the development of a new product which is anticipated to be introduced in 17 states in the second quarter of 1997 and should be available in most of the states in which the Company expects to continue its marketing efforts by the end of the third quarter of 1997. It is designed to offer customers the high quality, affordable features they demand, reward policyholders for using the Company's selected local provider system, generate stronger relationships with providers and reduce the risks healthcare reforms have created in the marketplace. The new product will employ greater use of co-pays, increase steerage to contracted providers and has been designed to minimize exposure to anti-selection. Although there can be no assurance as to the success of this new product in the competitive healthcare industry, it has been designed to be more attractive to providers and customers thereby increasing demand in the marketplace and sales. In addition, the Company will be enhancing provider incentives and risk-sharing programs that encourage and reward networks for effective medical cost management. It is anticipated that the cost of implementing this strategy will result in an increase in the group gross expense ratio over the next several quarters and possibly thereafter.

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In these markets, provider relationships are continuing to be strengthened and the new product discussed above will be introduced. Conversely, the Company intends to reduce its marketing efforts and significantly reduce its financial exposure and may, in some cases, withdraw from business in those states where legislative reform and intense competition have significantly increased the risk profile of writing small employer health coverage. Approximately 25% of 1996 group health premiums were generated in these states. In line with this strategy, the Company has decided to stop selling small group insurance plans in California, Maryland and New Jersey, and to terminate existing small group insurance plans in these states. In addition, the Company continues to closely manage its expense structure, including maintaining its workforce proportionate to its business.

         The actions described above are designed to make the Company's products more competitive and to ultimately increase the total group gross insurance premiums and contract charges earned, as well as to restore profit margins to an acceptable level. During the short-term, these actions may result in a decrease in group gross insurance premiums and contract charges earned. There can be no assurance that these actions will restore profit margins to acceptable levels.

                        LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of December 31, 1996, the Company has $23.5 million available under the revolving credit loan. The Credit Agreement is collateralized by the capital stock and the surplus debentures of Houston National Life Insurance Company ("HNLIC"), as well as the stock of all of the Company's other direct and indirect non-insurance subsidiaries, other than those owned through an insurance subsidiary. The Credit Agreement contains restrictive covenants which, among other things, limit additional indebtedness, payments of dividends, sale of assets and reinsurance arrangements. It also requires the Company to satisfy certain financial covenants. The Credit Agreement's interest rate per annum is based on certain economic indices and ranged from 5.6% to 9.0% during 1996, 1995 and 1994. Future required principal payments are $25.0 million in 1997, $41.5 million in 1998, and $35.0 million in 1999.

         In December 1993, the Company entered into a revolving credit agreement with three banks, allowing the Company to borrow up to $35.0 million to finance purchases of fixed assets and capitalized software. In December 1995, the remaining principal balance of $20.4 million was repaid in full utilizing the net proceeds of a sale and leaseback of certain fixed assets and capitalized software. Fixed assets with a net book value of $13.4 million and unamortized capitalized software with a net book value of $13.9 million were sold to a bank for book value and leased back to the Company. The lease is for a five-year term and is accounted for as an operating lease.

         The principal amounts of outstanding indebtedness of the Company at December 31, 1996, 1995 and 1994 were $101.5 million, $107.1 million and $125.1 million, respectively. At December 31, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.26 to 1 compared to 0.27 to 1 at December 31, 1995, and 0.36 to 1 at December 31, 1994. The weighted average interest rates on the Company's indebtedness were approximately 6.3%, 6.9% and 4.9% for 1996, 1995 and 1994, respectively.

DIVIDENDS

         The Credit Agreement restricts dividends and other distributions payable by the Company. In any period of 12 consecutive months, the Company may pay cash dividends on, or repurchase for cash, capital stock in an amount not to exceed 15% of net worth (representing stockholders' equity excluding net unrealized gains (losses) on investments plus redeemable securities) as of the end of the fiscal quarter ending on or most recently prior to the last day of such 12 month period ($65.8 million for the 12 months ended December 31, 1996).

         The Company paid preferred stock dividends of approximately $0.7 million in each April and October of 1995 and 1996. On March 6, 1997, the Company declared a preferred stock dividend in the amount of approximately $0.7 million and a common stock dividend of approximately $3.0 million which are both to be paid in April 1997. A summary of common stock dividends declared or paid during 1995, 1996 and 1997 is as follows (dollars in millions, except per share amounts):

                                                                           AMOUNT OF DIVIDEND
                                                                -------------------------------------
       MONTH OF DECLARATION                PAYMENT MONTH            PER SHARE            AGGREGATE
---------------------------------   -------------------------   -----------------    ----------------
        December 1994                      January 1995               $0.10                $2.5
        March 1995                         April 1995                  0.11                 2.8
        June 1995                          July 1995                   0.11                 2.8
        September 1995                     October 1995                0.11                 2.8
        December 1995                      January 1996                0.11                 2.8
        March 1996                         April 1996                  0.11                 2.8
        June 1996                          July 1996                   0.11                 2.8
        September 1996                     October 1996                0.12                 3.0
        December 1996                      January 1997                0.12                 3.0
        March 1997                         April 1997                  0.12                 3.0

CASH FLOWS

         The Company's sources of cash are payments of principal and interest on the Surplus Debentures of, and dividends from, its direct life insurance subsidiary, HNLIC, and dividends, management fees and tax allocation payments from the Company's principal non-insurance subsidiary, JA Services, Inc. ("JASI") and JASI's subsidiaries. HNLIC's primary sources of cash are dividends from its subsidiary, JALIC, and tax allocation payments from JALIC and its subsidiaries. The Surplus Debentures require HNLIC to make principal payments to the Company of $33.6 million in 1997 and $43.0 million in 1998. JALIC paid cash dividends to HNLIC of $12.0 million in 1996, $30.0 million in 1995 and $29.0 million in 1994.

         Principal sources of funds at the insurance company level are insurance premiums, contract charges earned, annuity considerations collected, net investment income received and proceeds from investments that have been sold, called or matured, or from loans that have been repaid. The principal uses of these funds are the payment of operating expenses, the payment of claims and benefits on insurance policies, the purchase of investments and the payment of indebtedness. Net cash provided by operating activities (reflecting principally (i) premiums and contract charges collected less claims and benefits on insurance products plus (ii) interest collected on invested assets less (iii) commissions and other general expenses paid, together with (iv) the inflows or outflows from the purchases or sales of trading account securities) was $301.7 million, $383.0 million and $524.5 million in 1996, 1995 and 1994, respectively. The net decrease in cash flows from operating activities from 1995 to 1996 was generally due to a reduction in the volume of business, partially offset by decreased operating expenses. Net inflows from trading account securities were $1.0 million and $6.6 million in 1996 and 1995, respectively, compared to $153.2 million in 1994. The Company reduced the size of the trading account in 1994 so as to limit volatility in net income. In addition to the reduction in inflows from trading account securities, cash provided by operations was also reduced in 1996 and 1995 by the reduction in net income to $30.9 million and $6.4 million in 1996 and 1995, respectively, from $75.8 million in 1994.

         Net cash provided by (used in) investing activities (reflecting principally investments purchased and loans made, less investments sold or matured, and loans repaid) was $36.6 million, $(186.5) million and $(968.8) million in 1996, 1995 and 1994, respectively. In conjunction with the Company's announcement in March 1996 that it was selling its Annuity Operations, the Company slowed production of new mortgages in 1996 while experiencing increased repayments. In anticipation of cash needs relating to the sale of the Annuity Operations as discussed below, the Company has kept the additional cash generated from the mortgage repayments in cash equivalents, as opposed to reinvesting these funds. This resulted in the increase in cash provided by investing activities in 1996. The principal reasons for the decrease in cash used in 1995 as compared to 1994 were the sale of $342.0 million of securities to fund the annuity reinsurance transaction (as described above) coupled with the decreases in cash provided by operating and financing activities.

         Cash flow from financing activities consists of net proceeds from public stock offerings and debt refinancing, payments on redemption of redeemable common and preferred stock, dividend payments on preferred and common stock, additions to and repayments of indebtedness, as well as receipts and payments on the Company's annuity and universal life products. Net cash (used in) provided by financing activities was $(270.4) million, $(155.4) million and $480.2 million in 1996, 1995 and 1994, respectively. In 1996, the Company borrowed $26.0 million and repaid $31.5 million under the amended Credit Agreement and related revolving credit facility. In 1995, the Company borrowed $27.0 million and repaid $15.0 million under the amended Credit Agreement and related revolving credit facility. Additionally, in 1995, the Company paid in full a $29.8 million loan for fixed assets and capitalized software. The Company made principal payments under the Credit Agreement of $19.7 million in 1994 and borrowed additional funds of $13.5 million. Deposits received from universal life and investment-type contracts were $453.2 million, $886.3 million and $859.4 million in 1996, 1995 and 1994, respectively. Payments to contract holders of these products consist of surrenders, partial withdrawals, death claims and annuitized benefits. Such payments for these same periods aggregated $705.6 million, $666.7 million and $401.2 million, respectively. During 1995, the Company paid $342.0 million for the reinsurance treaty discussed above. The amount of cash and cash equivalents at December 31, 1996, 1995 and 1994 was $167.5 million, $99.6 million and $58.5 million, respectively.

         On December 2, 1996, the Company announced that it had entered into a definitive agreement to sell the Annuity Operations to SunAmerica for a total purchase price of $240 million. The transaction includes the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity block of JALIC. This coinsurance will initially be on an indemnity basis and, pursuant to the agreement, will transition to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, such policy will remain indemnity reinsured. A substantial portion of the transition to an assumption basis is expected to be completed within two years. The transaction is contingent upon customary terms and conditions, including required regulatory approvals and is scheduled to close by the end of the first quarter of 1997. The Company is pursuing the execution of a definitive agreement for the sale of the Western Diversified Group and expects to enter into a non-binding letter of intent in the second quarter of 1997. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sales will be consummated. For further discussion, see "General Overview -- Sale of Annuity Operations and Western Diversified Group".

         In accordance with the terms of the definitive agreement to sell the Annuity Operations, the Company will be required to remit cash or cash equivalents to SunAmerica. In anticipation of this obligation, the cash and cash equivalents of the Company have increased from $99.6 million at December 31, 1995 to $167.5 million at December 31, 1996. The total purchase price of the Annuity Operations is approximately $240 million. The Company's available capital will be enhanced by both the after-tax gain generated from the transaction and by the release of the capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, this additional capital may be used to repurchase common stock, pay dividends, pay down debt and, to a lesser extent, for general corporate purposes.

         The Annuity Operations have historically represented a significant source of cash flows to the Company. As a result of the sale, it is expected that liquidity and cash flows from operating, investing and financing activities will be decreased. In addition, as discussed above, the Company has recently developed a new small group health insurance product which will be introduced into the marketplace beginning in the second quarter of 1997. The Company will also be enhancing its management of provider relationships and risk-sharing programs. In conjunction with these actions, the Company will be reviewing its current and future information systems needs. As a result, the Company may need to make additional investments in its information systems in the future to support the operations of the business and as the Company prepares for the transitioning of operations into the year 2000. However, the Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to service its debt, redeem preferred stock and meet anticipated dividend requirements.

         See Notes 5, 11, 12 and 14 to the Consolidated Financial Statements for a discussion of liquidity, quality, composition and fair values of the Company's invested asset portfolio.

REINSURANCE

         Substantially all of the group accident and health insurance business has been reinsured under the Group Reinsurance Agreement which provides for the Company and the reinsurers to share on a 50-50 basis all premiums and claims expense. Annually, the Company receives profit sharing payments from the reinsurers equal to the excess of reinsurers' profits over contractual floor amounts. For years where such profits fall short of floor amounts, the shortfalls are carried forward with interest to be applied as reductions against future profit sharing payments. In addition, under the Group Reinsurance Agreement, to the extent the combined ratio of the group accident and health insurance business for a rolling 12-month period exceeds contractual amounts, the Company receives a reduced profit sharing payment. As originally contracted, the Company's 1996 profit sharing payment would have been reduced as its combined ratio exceeded the contractual amount. However, in December 1996, the reinsurers agreed to amend the agreement. Under the terms of the amended agreement, the Company and the reinsurers agreed to suspend the contractual combined ratio requirement for 1996. Accordingly, the Company is not obligated to return any portion of the 1996 profit sharing payments to the reinsurers. In addition, the contractual amount was increased by one percentage point for 1997. The contractual amount is then reduced by one percentage point for 1998 and subsequent years. To the extent the combined ratio for 1997 exceeds contractual amounts, the Company's profit sharing amounts will be reduced by 25%. To the extent the combined ratio in years subsequent to 1997 exceeds the contractual amounts, the Company's profit sharing amounts will be reduced by 50%. Further, to the extent the reinsurers incur a loss in relation to the agreement in 1997, the Company has agreed to reimburse the first $5.0 million of net losses incurred by the reinsurers.

         Receivables from reinsurers and investment deposits recoverable, consisting primarily of contract holder liabilities transferred to reinsurers, increased $0.9 million to $970.7 million at December 31, 1996 from $969.8 million at December 31, 1995. Of the total receivables from reinsurers and investment deposits recoverable as of December 31, 1996, $768.1 million, or 79.1%, has been placed in trusts. These trust agreements generally require that assets be maintained at least equal to 100% of the underlying regulatory liabilities and that the assets in trust be left on deposit with an independent trustee. The Company generally requires that its reinsurers be rated "A (Excellent)" or better by A.M. Best. Upon the coinsurance of the JALIC Annuity Operations, the amount of investment deposits recoverable will increase by approximately $3.8 billion. Assets equal to this amount will be placed in trust for the benefit of JALIC. SunAmerica is rated "A+ (Superior)" by A.M. Best. In addition, substantially all of the Company's existing coinsurance of JALIC's Annuity Operations will be assigned to SunAmerica.

                        CURRENT TRENDS AND DEVELOPMENTS

         On December 2, 1996, the Company announced that it had entered into a definitive agreement to sell the Annuity Operations to SunAmerica for a total purchase price of $240 million. The transaction includes the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity block of JALIC. This coinsurance will initially be on an indemnity basis and, pursuant to the agreement, will transition to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, such policy will remain indemnity reinsured. A substantial portion of the transition to an assumption basis is expected to be completed within two years. The transaction is contingent upon customary terms and conditions, including required regulatory approvals and is scheduled to close by the end of the first quarter of 1997. The Annuity Operations have generally resulted in fairly stable earnings per share, which has had the effect of reducing the volatility in the Company's earnings per share caused by fluctuations in the gross group medical loss ratio. The Company believes, therefore, that the relative volatility of the earnings per share may increase following the proposed sale of the Annuity Operations. In addition, cash flow and liquidity will be reduced. See "Liquidity and Capital Resources -- Cash Flows". During 1997, the Company will assist SunAmerica in the transition of the Annuity Operations. The Company is pursuing the execution of a definitive agreement for the sale of the Western Diversified Group and expects to enter into a non-binding letter of intent in the second quarter of 1997. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sales will be consummated. For further discussion, see "General Overview -- Sale of Annuity Operations and Western Diversified Group".

         The Company has continued its strategy to strengthen its products and negotiate new and better contracts with its providers. This strategy is designed to reduce the risks created in its marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, during early 1996, the Company began a major project to design benefit plans that are more easily understood and administered by providers and which steer customers into selected provider networks. The strategy has resulted in the development of a new product which is anticipated to be introduced in 17 states in the second quarter of 1997 and should be available in most of the states in which the Company expects to continue its marketing efforts by the end of the third quarter of 1997. It is designed to offer customers the high quality, affordable features they demand, reward policyholders for using the Company's selected local provider system, generate stronger relationships with providers and reduce the risks healthcare reforms have created in the marketplace. The new product will employ greater use of co-pays, increase steerage to contracted providers and has been designed to minimize exposure to anti-selection. Although there can be no assurance as to the success of this new product in the competitive healthcare industry, it has been designed to be more attractive to providers and customers thereby increasing demand in the marketplace and sales. In addition, the Company will be enhancing provider incentives and risk-sharing programs that encourage and reward networks for effective medical cost management. It is anticipated that the cost of implementing this strategy will result in an increase in the group gross expense ratio over the next several quarters and possibly thereafter.

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In these markets, provider relationships are continuing to be strengthened and the new product discussed above will be introduced. Conversely, the Company intends to reduce its marketing efforts and significantly reduce its financial exposure and may, in some cases, withdraw from business in those states where legislative reform and intense competition have significantly increased the risk profile of writing small employer health coverage. Approximately 25% of 1996 group health premiums were generated in these states. In line with this strategy, the Company has decided to stop selling small group insurance plans in California, Maryland and New Jersey, and to terminate existing small group insurance plans in these states. In addition, the Company continues to closely manage its expense structure, including maintaining its workforce proportionate to its business.

         In 1996, Congress enacted HR 3103 ("Health Insurance Portability and Accountability Act", or "HIPAA"), also commonly referred to as the Kassenbaum-Kennedy Bill. HIPAA provisions applicable to both insured and self-funded employer group coverage include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusion of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. However, most of these states are expected to amend their laws to alleviate any inconsistencies. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.

         As discussed above, the Company has recently developed a new small group health insurance product which will be introduced into the marketplace beginning in the second quarter of 1997. In addition, the Company will be enhancing its management of provider relationships and risk-sharing programs. In conjunction with these actions, the Company will be reviewing its current and future information systems needs. As a result, the Company may need to make additional investments in its information systems in the future to support the operations of the business and as the Company prepares for the transitioning of operations into the year 2000.

         The Company has recently announced that it would be focusing its small group health insurance marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. The Company intends to reduce its marketing efforts and significantly reduce its financial exposure and may, in some cases, withdraw from business. As a result of these changes and the sale of the Annuity Operations and Western Diversified Group as discussed above, the Company will be reviewing its workforce and the structure of its operations, including overhead functions.
It is anticipated that functions will be reduced or eliminated and that the size of the Company's workforce will be decreased. As a result, the Company anticipates that additional costs including severance and other charges will be incurred in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated March 10, 1997, are filed as part of this Report, beginning on page F-1. Unaudited quarterly financial information is filed as a part of this Report on page F-31.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.   EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company:

       NAME                      AGE                                 POSITION
       ----                      ---                                 --------

Glendon E. Johnson                73                         President, Chairman of the Board
                                                             and Chief Executive Officer

Marvin H. Assofsky                51                         Director, Senior Vice President
                                                             and Chief Investment Officer

Gary F. Kadlec                    49                         Senior Vice President -- Sales and
                                                             Marketing

Mark A. Schoder                   44                         Senior Vice President -- Business
                                                             Development and Communications

Scott L. Stanton                  41                         Director, Senior Vice President
                                                             and Chief Financial Officer

Lonnie R. Wright                  54                         Director, Executive Vice President and
                                                             Chief Operating Officer

         Glendon E. Johnson has served as Chairman of the Board and Chief Executive Officer of the Company since 1987 and of JALIC since 1984. He also served as President of the Company from 1987 to March 1993 and since May 1995 and of JALIC from 1984 to March 1993. Mr. Johnson is also a director of each of the 13 investment companies comprising the United Group of Mutual Funds, as well as the following investment companies: United Funds, Inc., TMK/United Funds, Inc., and Waddell & Reed Funds, Inc., all of which are based in Overland Park, Kansas. Mr. Johnson has been a Director of the Company since 1987.

         Marvin H. Assofsky has served as the Senior Vice President and Chief Investment Officer and as a Director of the Company since 1987. He has been Senior Vice President and Chief Investment Officer of JALIC since 1981.

         Gary F. Kadlec has served as Senior Vice President of Sales and Marketing of the Company since June 1995. He has been a Vice President of the Company since 1973 and has been President of North Star Marketing Corporation since 1984.

         Mark A. Schoder has served as Senior Vice President of Business Development and Communications of the Company since September 1995. Prior to joining the Company, he was an analyst with Alex. Brown & Sons, where he followed the Company, as well as other life and health insurance companies.

         Scott L. Stanton has served as Senior Vice President and Chief Financial Officer of the Company since 1994. He has been a Director of the Company since 1994, a Vice President of the Company since 1987 and has been with JALIC since 1984.

         Lonnie R. Wright has served as Executive Vice President and Chief Operating Officer of the Company since January 1997. He was Senior Vice President of the Asset Accumulation Division of the Company from 1987 to January 1997 and has been a Director of the Company since June 1995. He was Senior Vice President of the Asset Accumulation Division of JALIC from 1984 to January 1997.

         All executive officers hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. The Company's executive officers devote substantially all of their business efforts to the affairs of the Company.

                                   PART III


         The Proxy Statement for the 1997 Annual Meeting of Stockholders (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12 and 13), except for the information regarding the executive officers of the Company, which is included in Part II of this Annual Report on Form 10-K beginning on page 28.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The following report and consolidated financial statements are filed as part of this Report beginning on Page F-1:

                                                                                                             Page
                                                                                                              No.
                                                                                                              ---

         Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

         Consolidated Balance Sheets as of
                    December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

         Consolidated Statements of Income for the Years
                    Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

         Consolidated Statements of Changes in Stockholders' Equity
                    for the Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .  F-5

         Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

(a)(2) The following is a list of financial statement schedules filed as part of this Report beginning on page S-2:

         Schedule Number                                             Description
         ---------------                                             -----------

         Schedule I                    Summary of Investments Other than Investments in Related Parties

         Schedule II                   Condensed Financial Information (Parent Company Only)

         Schedule III                  Supplementary Insurance Information

         Schedule IV                   Reinsurance

         Schedule V                    Valuation and Qualifying Accounts


         Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(a)(3)   See accompanying Index to Exhibits at 14(c) below.

(b)      Reports on Form 8-K.

         Form 8-K filed on December 13, 1996 relating to the adoption of a shareholder rights plan.

(c)      The following is a list of all Exhibits filed as part of this Report:

       Exhibit
       Number        Exhibit

         3.1 Amended and Restated By-laws of the Registrant dated as of May 17, 1995. Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

         3.2 Amended and Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of Delaware on September 23, 1992. Filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Delaware on October 2, 1992. Filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         3.4 Amended and Restated By-laws of the Registrant dated as of September 12, 1996, filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 1-11396) and incorporated herein by reference.

         4.1 Amended and Restated Certificate of Designation of 150,000 shares of 9% Cumulative Preferred Stock. Filed as Exhibit
                     4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         4.2 Credit Agreement among the Registrant, Certain Commercial Lending Institutions (named therein) and The Chase Manhattan Bank (National Association) dated February 17, 1993. Filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         4.3 Pledge Agreement among the Registrant, John Alden Systems Company, JA Services, Inc. and The Chase Manhattan Bank (National Association) dated February 17, 1993. Filed as
                     Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         4.4 Sister Company Guarantee among John Alden Systems Company, JAFCO, Western Diversified Services, Inc., JA Services, Inc., John Alden Asset Management Company, Anchor Benefit Consulting, Inc., LensCard Systems Corporation and The Chase Manhattan Bank (National Association) dated February 17, 1993. Filed as Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.1 Compensation Letter Agreement between the Registrant and the Management Stockholders dated October 30, 1987. Filed as Exhibit 10.5 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.2 Loan Agreement between the Registrant and General Electric Capital Corporation dated October 30, 1987. Filed as
                     Exhibit 10.7 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.3 Term Note dated October 30, 1987 in the principal amount of $87,000,000. Filed as Exhibit 10.8 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.4 Intermediate Term Note dated October 30, 1987 in the principal amount of $76,350,000. Filed as Exhibit 10.9 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.5 Bridge Note dated October 30, 1987 in the principal amount of $75,000,000. Filed as Exhibit 10.10 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.6 Revolving Credit Note dated October 30, 1987 in the principal amount of $15,000,000. Filed as Exhibit 10.11 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.7 Surplus Debenture dated October 30, 1987 in the principal amount of $155,000,000. Filed as Exhibit 10.12 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.8 Subordinated Surplus Debenture dated October 30, 1987 in the principal amount of $72,000,000. Filed as Exhibit
                     10.13 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.9 Pledge and Security Agreement dated October 30, 1987, made by the Registrant to General Electric Capital Corporation. Filed as Exhibit 10.14 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.10 Employment Agreement dated December 13, 1988, between the Registrant and Lloyd E. Gearhart. Filed as Exhibit 10.20 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.11 John Alden Retirement Plan as Amended and Restated effective January 1, 1989. Filed as Exhibit 10.21 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.12 John Alden Senior Executive Supplemental Retirement Plan effective January 1, 1990. Filed as Exhibit 10.22 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.13 Supplemental Executive Retirement Plan effective December 1, 1984. Filed as Exhibit 10.22 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.14 Indemnity Coinsurance Agreement between JALIC and Oxford Life Insurance Company, dated January 1, 1989. Filed as
                     Exhibit 10.24 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.15 Indemnity Coinsurance Agreement between JALIC and Reliance Standard Life Insurance Company dated June 30, 1990.
                     Filed as Exhibit 10.25 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.16 Indemnity Coinsurance Agreement between JALIC and Reliance Standard Life Insurance Company dated October 31, 1990. Filed as Exhibit 10.26 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.17 Indemnity Coinsurance Agreement between JANY and The Franklin Life Insurance Company dated March 31, 1991. Filed as Exhibit 10.27 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.18 Reinsurance Agreement among JALIC, London Life Insurance Company and Transamerica Occidental Life Insurance Company dated October 1, 1991. Filed as Exhibit 10.28 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.19 Reinsurance Agreement between Western Diversified Life Insurance Company and ITT Lyndon Property Insurance Company dated December 1, 1991. Filed as Exhibit 10.29 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.20 Reinsurance Agreement between JALIC and Lincoln National Reassurance Company dated December 31, 1991. Filed as
                     Exhibit 10.30 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.21 Letter Agreement among Merrill Lynch Capital Partners, Inc., GE Capital, ERC, the Management Stockholders and the Registrant dated August 26, 1992. Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.22        Employment Agreement between the Registrant and Glendon E.
                     Johnson dated October 2, 1992. Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.23 John Alden Financial Corporation Employee Stock Purchase Plan. Filed as Exhibit 4.3 to the Registrant's Registration Statement (No. 33-55230) on Form S-8 and incorporated herein by reference.

        10.24        John Alden Financial Corporation Long-Term Incentive Plan.
                     Filed as Exhibit 4.5 to the Registrant's Registration Statement (No. 33-56656) on Form S-8 and incorporated herein by reference.

        10.25 Amended and Restated Registration Rights Agreement between the Registrant and General Electric Capital Corporation dated as of October 2, 1992. Filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.26 Amended and Restated Registration Rights Agreement between the Registrant and Merrill Lynch Capital Partners, Inc. dated as of October 2, 1992. Filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.27 Amended and Restated Registration Rights Agreement among the Registrant and Management Stockholders dated as of October 2, 1992. Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.28 Consent and Amendment to Loan Agreement between the Registrant and General Electric Capital Corporation dated September 22, 1992. Filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.29 Agreement to Amend Warrant between the Registrant and General Electric Capital Corporation dated September 22, 1992. Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.30 Agreement to Amend Warrant between the Registrant and Employers Reinsurance Corporation dated September 22, 1992. Filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.31 Amended and Restated Management Stockholders Agreement among the Management Stockholders and the Registrant dated February 17, 1993. Filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.32 North Star Marketing Organization Long-Term Incentive Plan. Filed as Exhibit 4.3 to the Registrant's Registration Statement (No. 33-56544) on Form S-8 and incorporated herein by reference.

        10.33 John Alden Financial Corporation Employee Savings Incentive Plan, as amended, together with Amendments 1 through 5 thereto. Filed as Exhibit 4.3 to the Registrant's Registration Statement (No. 33-56656) on Form S-8 and incorporated herein by reference.

        10.34 Letter agreement among the Registrant and the Management Stockholders dated October 2, 1992. Filed as Exhibit
                     10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.35 Stock and Warrant Purchase Agreement among Emperion Corporation, Electronic Data Systems Corporation and JA Services, Inc. dated December 17, 1991. Filed as Exhibit
                     10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.36 Amendment to Stock and Warrant Purchase Agreement dated December 30, 1992. Filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.37 Revolving Credit Agreement among John Alden Systems Company and The Chase Manhattan Bank (National Association), Barnett Bank of South Florida, N.A. and Shawmut Bank Connecticut, N.A. dated December 31, 1993. Filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 1-11396) and incorporated herein by reference.

        10.38 Amended and Restated Credit Agreement among the Registrant, Certain Commercial Lending Institutions (named therein) and the Chase Manhattan Bank (National Association) dated as of July 27, 1994. Filed as Exhibit
                     10.42 to the Registrant's Registration Statement (No. 33-78662) on Form S-3 and incorporated herein by reference.

        10.39 Agreement dated July 27, 1994 to Amended and Restated Management Stockholders Agreement among the Management Stockholders and the Registrant dated February 17, 1993. Filed as Exhibit 10.54 to the Registrant's Registration Statement (No. 33-78662) on Form S-3 and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.40 Plan of Complete Liquidation and Dissolution of Emperion Corporation. Filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-11396) and incorporated herein by reference.

        10.41 Articles of Dissolution of Emperion Corporation dated December 29, 1994. Filed as Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-11396) and incorporated herein by reference.

        10.42 Reinsurance Agreement between JALIC and Lincoln National Reinsurance Company Limited dated as of September 30, 1995. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

        10.43 Trust Agreement among JALIC, Lincoln National Reinsurance Company Limited and The Chase Manhattan Bank, N.A. dated as of October 9, 1995. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

        10.44 Amendment dated March 8, 1996 to Amended and Restated Credit Agreement among the Registrant, Certain Commercial Lending Institutions (named therein) and the Chase Manhattan Bank (National Association) dated as of July 27, 1994. Filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

        10.45 Rights Agreement, dated as of December 13, 1996, between John Alden Financial Corporation and Chase Mellon Shareholder Services, L.L.C. Filed as Exhibit 2 to the Registrant's Form 8-K dated December 13, 1996 (Commission File No. 1-11396) and incorporated herein by reference.

       *10.46 Amendment dated November 1, 1996 to reinsurance agreement among JALIC, London Life Insurance Company and TransAmerica Occidental Life Insurance Company dated October 1, 1991.

       *10.47 Amendment dated February 28, 1997 to Employment Agreement between the Registrant and Glendon E. Johnson dated October 2, 1992.

        21.1         Subsidiaries of the Registrant.

       *23.1         Consent of Independent Accountants.

       *27.1         Financial Data Schedule.

        99.1 Financial Statements of the John Alden Financial Corporation Employee Stock Purchase Plan for the year ended December 31, 1996 (to be filed by amendment).

-----------------------
*      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 20th day of March 1997.

                                  JOHN ALDEN FINANCIAL CORPORATION



                                  By: /s/ Scott L. Stanton
                                      -----------------------------------------
                                      Scott L. Stanton
                                      Senior Vice President and Chief
                                      Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 20, 1997.


Signature                         Title
---------                         -----


/s/ Glendon E. Johnson            President, Chairman of the Board and Chief Executive Officer
--------------------------        (Principal Executive  Officer)
Glendon E. Johnson


/s/ Marvin H. Assofsky            Director, Senior Vice President and Chief Investment
--------------------------        Officer
Marvin H. Assofsky



/s/ Scott L. Stanton              Director, Senior Vice  President and Chief Financial Officer
--------------------------        (Principal Financial Officer and Principal Accounting Officer)
Scott L. Stanton


/s/ Lonnie R. Wright              Director, Executive Vice President and Chief Operating
--------------------------        Officer
Lonnie R. Wright


/s/ Norman E. Crocker             Director
--------------------------
Norman E. Crocker


/s/ David P. Gardner              Director
--------------------------
David P. Gardner


/s/ Edwin J. Garn                 Director
--------------------------
Edwin J. Garn


/s/ Carl F. Geuther               Director
--------------------------
Carl F. Geuther

/s/ Linda Jenckes                 Director
--------------------------
Linda Jenckes


/s/ Lynn G. Merritt               Director
--------------------------
Lynn G. Merritt


/s/ James L. Moorefield           Director
--------------------------
James L. Moorefield

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     Page No.
                                                                                                    ---------

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated Statements of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . .     F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of John Alden Financial Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 31 present fairly, in all material respects, the financial position of John Alden Financial Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
------------------------
PRICE WATERHOUSE LLP

Miami, Florida
March 10, 1997

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                      December 31,
                                                                                                 -----------------------
                               ASSETS                                                              1996           1995
                                                                                                 ---------      ---------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $46,884 and $609,599)..........         $45,357       $584,330
   Available-for-sale securities, at market (cost $4,185,263 and $3,652,408).............       4,248,774      3,811,825
   Trading account securities, at market (cost $4,435 and $5,450)........................           4,518          5,703
Equity securities, at market (cost $73,692 and $72,919)..................................          82,098         82,639
Mortgage loans...........................................................................       1,449,242      1,506,874
Investment in real estate, at cost, less accumulated depreciation of $2,008 and $1,008...          39,903         20,998
Real estate owned........................................................................          11,483         11,973
Policy loans and other notes receivable..................................................          75,186         84,079
Short-term investments...................................................................           6,371          6,349
                                                                                               ----------     ----------
     Total invested assets...............................................................       5,962,932      6,114,770
Cash and cash equivalents................................................................         167,511         99,606
Accrued investment income................................................................          65,727         64,443
Deferred policy acquisition costs........................................................         239,622        197,667
Property and equipment, at cost, less accumulated depreciation of $23,976 and $24,240....          69,856         52,298
Reinsurance receivables..................................................................         204,379        163,430
Investment deposits recoverable..........................................................         766,286        806,333
Other assets.............................................................................         194,936        197,483
                                                                                               ----------     ----------
       Total assets......................................................................      $7,671,249     $7,696,030
                                                                                               ==========     ==========

        LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities:
      Contract holder deposit funds......................................................      $6,271,779     $6,265,442
      Other benefit and claim reserves...................................................         458,929        466,407
      Unearned premium reserves..........................................................         156,924        135,954
  Short-term debt........................................................................          25,000         15,063
  Accounts payable and other liabilities.................................................         120,888        121,493
  Funds payable under reinsurance treaties...............................................          77,331        103,024
  Long-term debt.........................................................................          76,500         92,000
                                                                                               ----------     ----------
        Total liabilities................................................................       7,187,351      7,199,383
                                                                                               ----------     ----------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $286; $101.91 per share........................................          15,286         15,286
  Common stock, $.01 par value; 667,430 and 850,974 shares
     authorized, issued and outstanding .................................................           3,401          4,130
                                                                                               ----------     ----------
        Total redeemable securities......................................................          18,687         19,416
                                                                                               ----------     ----------
Stockholders' equity:
    Common stock, $.01 par value; 74,332,570 and 74,149,026 shares authorized; 25,055,843 and 24,822,322  shares issued;  24,668,108
      and 24,398,139 shares outstanding..................................................             250            248
    Paid-in capital......................................................................         181,863        181,154
    Net unrealized gain on investments, net of income taxes..............................          26,977         58,041
    Retained earnings....................................................................         268,109        250,167
    Redemption value of common stock in excess of cost...................................          (2,669)        (3,050)
    Unearned compensation................................................................            (643)            --
    Treasury stock, at cost; 387,735 and 424,183 shares..................................          (8,676)        (9,329)
                                                                                               ----------     ----------
         Total stockholders' equity......................................................         465,211        477,231
                                                                                               ----------     ----------
         Total liabilities, redeemable securities and stockholders' equity...............      $7,671,249     $7,696,030
                                                                                               ==========     ==========


                See Notes to Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)




                                                                                             Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                     1996                 1995              1994
                                                                                ------------           -----------        ---------
Revenues:
   Gross insurance premiums and contract charges earned......................  $1,838,254           $1,936,262           $1,792,087
   Ceded insurance premiums and contract charges earned......................    (813,680)            (883,227)            (852,174)
                                                                               ----------           ----------           ----------
        Net insurance premiums and contract charges earned...................   1,024,574            1,053,035              939,913
   Net investment income.....................................................      45,460               50,388               38,145
   Other income, including experience refunds and expense allowances
       on reinsurance ceded of $32,172, $46,204 and $88,162..................      41,596               55,434               95,993
   Net realized investment gains (losses)....................................       3,052               (2,393)              (2,853)
                                                                               ----------           ----------           ----------
               Total revenues................................................   1,114,682            1,156,464            1,071,198
                                                                               ----------           ----------           ----------
Benefits and expenses:
    Gross claims incurred on insurance products..............................   1,396,695            1,458,365            1,226,531
    Ceded claims incurred on insurance products..............................    (647,644)            (695,266)            (616,764)
                                                                               ----------           ----------           ----------
        Net claims incurred on insurance products............................     749,051              763,099              609,767
    Universal life and investment-type contract benefits:
        Interest credited to account balances................................      13,562               12,959               11,694
        Benefit claims incurred in excess of account balances................       4,895                3,962                4,171
    Increase (decrease) in life insurance reserves...........................         132               (1,717)                 283
                                                                               ----------           ----------           ----------
                Total benefits...............................................     767,640              778,303              625,915
                                                                               ----------           ----------           ----------
    Commissions, net of commissions ceded of $73,537, $75,643 and $72,895....      77,318               83,362               88,502
    General expenses, net of expenses ceded of $78,927, $78,518 and $73,543..     246,140              298,618              266,908
    Amortization of purchased intangibles....................................       4,786                4,833                6,479
    Amortization of deferred policy acquisition costs........................      13,854               13,455                7,100
    Interest expense.........................................................       6,615                8,413                6,067
                                                                               ----------           ----------           ----------
                Total expenses...............................................     348,713              408,681              375,056
                                                                               ----------           ----------           ----------
                Total benefits and expenses..................................   1,116,353            1,186,984            1,000,971
                                                                               ----------           ----------           ----------
(Loss) income from continuing operations before (benefit) provision for income
    taxes and minority interest in joint venture's (income) loss.............      (1,671)             (30,520)              70,227
(Benefit) provision for income taxes.........................................      (2,096)              (9,637)              21,602
Minority interest in joint venture's (income) loss...........................      (2,136)               1,983                   --
                                                                               ----------           ----------           ----------
Net (loss) income from continuing operations.................................      (1,711)             (18,900)              48,625
Net income (loss) from discontinued operations:
   Annuity Operations (net of income taxes of $18,819, $14,172 and $16,008)..      33,297               23,402               26,972
   Western Diversified Group (net of income taxes of $21, $1,279 and $835)...        (650)               1,906                  718
                                                                               ----------           ----------           ----------
Net income before cumulative effect of change in accounting principle........      30,936                6,408               76,315
Cumulative effect of change in accounting principle..........................          --                   --                 (541)
                                                                               ----------           ----------           ----------
Net income...................................................................  $   30,936           $    6,408           $   75,774
                                                                               ==========           ==========           ==========

Net income applicable to common stock........................................  $   29,586           $    5,058           $   74,424
                                                                               ==========           ==========           ==========
Net income per common and common equivalent share (see Note 2):
      Net (loss) income from continuing operations...........................  $    (0.12)          $    (0.78)          $     1.86
      Net income from discontinued operations................................        1.27                 0.98                 1.09
      Cumulative effect of change in accounting principle....................          --                   --                (0.02)
                                                                               ----------           ----------           ----------
      Net income                                                               $     1.15           $     0.20           $     2.93
                                                                               ==========           ==========           ==========


               See Notes to Consolidated Financial Statements.

                        JOHN ALDEN FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                                     Value of
                                                                                             Net                      Common
                                                        Number of                        Unrealized                  Stock in
                                                         Shares      Common    Paid-in  Gain (Loss)on   Retained     Excess of
                                                       Outstanding   Stock     Capital   Investments    Earnings       Cost
                                                       -----------   ------    --------  -----------   ---------     ---------
Balance, December 31, 1993.........................     22,438,776      $227   $139,511      $24,607    $191,741        ($6,714)
Net income.........................................                                                       75,774
Change in net unrealized gain (loss)...............                                          (44,955)
Redeemable preferred stock
   dividends ($9.00 per share).....................                                                       (1,350)
Change in redemption value of
   common stock....................................                                                                       1,109
Common stock dividends ($0.40 per share)...........                                                       (9,913)
Issuance of common stock...........................      1,000,000        10     29,972
Exercise of stock options..........................        135,227         1      1,854
Treasury stock acquired............................        (31,282)
Treasury stock sale................................          4,089
Stock option compensation expense..................                               7,672
Tax benefit from stock option exercise.............                                 872
Transfer from redeemable common stock..............        699,351         7        520                                   1,960
                                                     -------------   -------   --------    ---------    --------      ---------
Balance, December 31, 1994.........................     24,246,161       245    180,401      (20,348)    256,252         (3,645)
Net income.........................................                                                        6,408
Change in net unrealized gain (loss)...............                                           78,389
Redeemable preferred stock
   dividends ($9.00 per share).....................                                                       (1,350)
Change in redemption value of
   common stock....................................                                                                         922
Common stock dividends ($0.44 per share)...........                                                      (11,143)
Exercise of stock options..........................         91,340         1        329
Treasury stock acquired............................       (165,000)
Stock option compensation expense..................                                 256
Adjustment of put holder shares to market value....                                                                      (1,489)
Transfer from redeemable common stock..............        225,638         2        168                                   1,162
                                                     -------------   -------   --------    ---------    --------      ---------
Balance, December 31, 1995.........................     24,398,139       248    181,154       58,041     250,167         (3,050)
Net income.........................................                                                       30,936
Change in net unrealized gain (loss)...............                                          (31,064)
Redeemable preferred stock
   dividends ($9.00 per share).....................                                                       (1,350)
Change in redemption value of
   common stock....................................                                                                         401
Common stock dividends ($0.46 per share)...........                                                      (11,644)
Exercise of stock options..........................         50,425         1        268
Unearned compensation - treasury stock grant.......         36,000                   95
Compensation expense recognized....................
Adjustment of put holder shares to market value....                                                                         (24)
Transfer from redeemable common stock..............        183,544         1        346                                       4
                                                     -------------   -------   --------    ---------    --------      ---------
Balance, December 31, 1996.........................     24,668,108      $250   $181,863      $26,977    $268,109        ($2,669)
                                                     =============   =======   ========    =========    ========      =========





                                                           Unearned     Treasury   Stockholders'
                                                         Compensation     Stock       Equity
                                                       ---------------  ---------   -----------
Balance, December 31, 1993.........................       $        --     $(5,175)     $344,197
Net income.........................................                                      75,774
Change in net unrealized gain (loss)...............                                     (44,955)
Redeemable preferred stock
   dividends ($9.00 per share).....................                                      (1,350)
Change in redemption value of
   common stock....................................                                       1,109
Common stock dividends ($0.40 per share)...........                                      (9,913)
Issuance of common stock...........................                                      29,982
Exercise of stock options..........................                                       1,855
Treasury stock acquired............................                         (1,102)      (1,102)
Treasury stock sale................................                             96           96
Stock option compensation expense..................                                       7,672
Tax benefit from stock option exercise.............                                         872
Transfer from redeemable common stock..............                                       2,487
                                                          -----------     --------     --------
Balance, December 31, 1994.........................                --       (6,181)     406,724
Net income.........................................                                       6,408
Change in net unrealized gain (loss)...............                                      78,389
Redeemable preferred stock
   dividends ($9.00 per share).....................                                      (1,350)
Change in redemption value of
   common stock....................................                                         922
Common stock dividends ($0.44 per share)...........                                     (11,143)
Exercise of stock options..........................                             55          385
Treasury stock acquired............................                         (3,203)      (3,203)
Stock option compensation expense..................                                         256
Adjustment of put holder shares to market value....                                      (1,489)
Transfer from redeemable common stock..............                                       1,332
                                                          -----------     --------     --------
Balance, December 31, 1995.........................                --       (9,329)     477,231
Net income.........................................                                      30,936
Change in net unrealized gain (loss)...............                                     (31,064)
Redeemable preferred stock                                                                   --
   dividends ($9.00 per share).....................                                      (1,350)
Change in redemption value of                                                                --
   common stock....................................                                         401
Common stock dividends ($0.46 per share)...........                                     (11,644)
Exercise of stock options..........................                             10          279
Unearned compensation - treasury stock grant.......              (738)         643           --
Compensation expense recognized....................                95                        95
Adjustment of put holder shares to market value....                                         (24)
Transfer from redeemable common stock..............                                         351
                                                          -----------     --------     --------
Balance, December 31, 1996.........................       $      (643)    $ (8,676)    $465,211
                                                          ===========     ========     ========





                See Notes to Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------------
                                                                                 1996               1995            1994
                                                                              ----------        ------------     ----------
Cash flows from operating activities:
   Net income..............................................................   $  30,936           $  6,408         $ 75,774
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized investment losses (gains)...............................       5,000             (1,476)          12,804
      Net loss on unconsolidated subsidiaries..............................          --                 --            7,301
      Depreciation and amortization........................................      (7,123)             7,455            5,747
      Policy acquisition costs deferred, net of amortization...............       7,789            (30,975)         (45,688)
      Amortization of purchased intangibles................................      12,451             17,380           15,142
      Cumulative effect of a change in accounting principle................          --                 --              541
      Inflows from net sales, maturities, calls and purchases of trading
        account securities.................................................       1,000              6,570          153,249
      Interest credited on universal life and investment type contracts....     302,756            324,071          269,709
      Surrender and other contract charges.................................     (28,548)           (27,563)         (24,665)
      Increase in contract holder liabilities..............................         904            119,106           63,211
      Increase in accrued investment income................................      (1,284)            (4,175)          (3,075)
      (Increase) decrease in reinsurance receivables and investment
        deposits recoverable...............................................     (18,163)           (39,935)          31,845
      Increase in other assets.............................................      (1,253)           (10,402)         (45,587)
      Minority interest in joint venture's income (loss)...................       2,136             (1,983)              --
      Increase in accounts payable and other liabilities...................       6,825             10,126           15,690
      (Decrease) increase in funds payable under reinsurance treaties......     (11,693)             8,430           (7,485)
                                                                              ---------           --------        ---------
   Net cash provided by operating activities...............................     301,733            383,037          524,513
                                                                              ---------           --------        ---------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale.............................................     527,346            512,997          282,250
            Equity securities..............................................       1,383             72,883            3,963
            Real estate owned..............................................      11,327             10,514           20,584
      Maturities, calls and scheduled loan payments:
            Held-to-maturity...............................................      88,693             74,515          101,130
            Available-for-sale.............................................     159,574            105,458           35,358
            Mortgage loans and other notes receivable......................     365,869            189,036          190,410
       Investments purchased:
            Held-to-maturity...............................................    (121,418)          (128,138)        (663,137)
            Available-for-sale.............................................    (634,821)          (576,858)        (385,740)
            Equity securities..............................................        (346)           (27,179)         (91,720)
            Mortgage loans and other notes receivable......................    (319,155)          (420,355)        (421,110)
            Investment in real estate......................................     (19,904)            (1,117)         (17,267)
     (Outflows) inflows from net sales and purchases of short-term
       investments.........................................................        (266)             9,134            4,584
     Sales of property, equipment and capitalized software projects........          --             28,429            4,535
     Purchases of property, equipment and other............................     (21,701)           (35,794)         (32,627)
                                                                              ---------           --------        ---------
   Net cash provided by (used in) investing activities.....................      36,581           (186,475)        (968,787)
                                                                              ---------           --------        ---------
Cash flows from financing activities:
     Proceeds from borrowings of short-term and long-term debt.............      26,000             27,000           32,328
     Repayments of borrowings of short-term and long-term debt.............     (31,563)           (45,015)         (30,879)
     Receipts from universal life and investment-type contracts............     453,185            886,270          859,445
     Payments on universal life and investment-type contracts..............    (705,579)          (666,663)        (401,155)
     Proceeds from sale of stock...........................................          --                 --           29,982
     (Purchase) sale of  treasury stock, net...............................          --             (3,203)              13
     Payment of dividends..................................................     (12,731)           (12,248)         (10,668)
     Exercises of stock options............................................         279                385            1,138
     Payments made under reinsurance agreement.............................          --           (341,956)              --
                                                                              ---------           --------       ----------
   Net cash (used in) provided by financing activities.....................    (270,409)          (155,430)         480,204
                                                                              ---------           --------       ----------
Net increase in cash and cash equivalents..................................      67,905             41,132           35,930
Cash and cash equivalents, beginning of period.............................      99,606             58,474           22,544
                                                                              ---------           --------       ----------
Cash and cash equivalents, end of period...................................   $ 167,511           $ 99,606       $   58,474
                                                                              =========           ========       ==========


                See Notes to Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND HISTORY OF THE COMPANY

        The consolidated financial statements include the accounts of John Alden Financial Corporation ("JAFCO"), a holding company established in 1987 for the purpose of acquiring John Alden Life Insurance Company ("JALIC") and certain of its affiliates and its consolidated subsidiaries (collectively "John Alden" or the "Company"). Prior to 1996, John Alden operated in three segments: Healthcare, Asset Accumulation and Credit and Other. In addition, a Corporate Segment included certain activities that were not directly related to any operating division. On March 27, 1996, the Board of Directors of the Company authorized the sale of its Asset Accumulation Segment, which includes the annuity business, (the "Annuity Operations"), and the Western Diversified Group, the principal businesses included in the Credit and Other Segment and which market credit life and disability and retail service warranty coverage (see Note 4). As a result of this action, beginning in 1996, the Company has reported the results of operations of the Annuity Operations and Western Diversified Group as discontinued operations. In addition, the Company has discontinued the reporting of segment information of its remaining continuing operations which are primarily related to healthcare product lines and other continuing operations. The current healthcare operations primarily include indemnity and managed indemnity products, Health Maintenance Organization ("HMO") and HMO-like products and healthcare stop-loss reinsurance products. The Company also has certain product lines which are no longer being actively marketed (run-off operations).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and include management estimates and assumptions that affect the recorded amounts. All significant intercompany balances and transactions have been eliminated. The following accounting policies describe the accounting principles used in the preparation of the consolidated financial statements:

Investments

        Investments in debt securities are classified into one of three categories: held-to-maturity, available-for-sale or trading. Investments in debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost, with premiums amortized to call dates and discounts amortized to maturity dates. In certain limited circumstances, such as individual issuer credit deterioration or requirements of insurance regulators, the Company may dispose of such investments prior to their scheduled maturities. Investments in debt securities which are held principally for the purpose of resale in the near term are classified as trading securities and carried at market value with unrealized gains and losses included in earnings. Investments in debt securities not classified as held-to-maturity or trading are classified as available-for-sale and carried at market value, with resulting unrealized gains and losses, net of applicable income taxes and deferred policy acquisition costs, credited or charged to stockholders' equity.

        Equity securities are reported at market value, with the resulting unrealized gains and losses, net of applicable income taxes and deferred policy acquisition costs, credited or charged to stockholders' equity. Investments in common stocks of entities in which the Company maintains control are consolidated. Gain or loss on the sale of securities is computed on the specific identification method. Policy loans are carried at the unpaid principal balance. Mortgage loans are carried at the unpaid principal balance less unamortized discounts, write-downs and a valuation reserve. The valuation reserve is determined by both a historical analysis and specific loan analysis. Mortgage loan origination incremental costs and fees are deferred and amortized over the life of the loan using the interest method. Mortgage discounts are deferred and amortized to call dates. The Company's policy of placing mortgage loans on non-accrual status (i.e., no longer accruing investment income) is at the earlier of 90 days past due or at the commencement of foreclosure. Investment in real estate represents land and buildings and is carried at cost, less accumulated depreciation. Real estate owned represents foreclosed mortgage loan collateral and is held for sale and carried at cost less allowances for selling costs and impairments in value. Short-term investments are carried at amortized cost, which approximates market value. The investment portfolio is continuously reviewed for investments that may have experienced a decline in value considered to be other than temporary. Provisions for impairments that are considered other than temporary are included in net realized investment gains (losses).

Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Premium and Other Contract-Related Revenues, Contract Holder Liabilities and Deferred Policy Acquisition Costs

        Single Payment Deferred Annuities and Flexible Payment Annuities. Contract charges earned for investment-type contracts consist of service charges and surrender charges assessed against account balances. Expenses related to these products include interest credited to account balances. Contract holder liabilities are recorded at accumulated value without reduction for surrender charges. Policy acquisition costs (principally excess first year commissions) are deferred and amortized over an initial policy period, generally ten years, in relation to expected profits. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from a group of products, including realized and unrealized gains and losses from investments.

        Universal Life Insurance. Contract charges earned consist of cost of insurance assessments, service charges and surrender charges assessed against account balances. Expenses consist of interest credited to account balances and benefit claims incurred in excess of policyholder account balances. Contract holder liabilities are recorded at accumulated value without reduction for surrender charges. Policy acquisition costs (principally excess first year commissions) are deferred and amortized over a period of 20 or 25 years in proportion to an expected profit stream emerging from the assumed margins implicit in the product. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from a group of products, including realized and unrealized gains and losses from investments.

        Group Life and Health. Premiums are recorded as revenue when due. Unearned premiums are earned pro rata over the applicable premium period.
Policy acquisition costs are generally expensed as incurred. Policy acquisition costs (excess first year commissions and other incremental issue costs) on certain group products are deferred and generally amortized over five years relative to the expected revenue stream. Aggregate deferred policy acquisition costs of the group life and health business are monitored for purposes of assessing recoverability. The liability for policy claims represents management's estimate of the ultimate liability associated with reported claims. Liabilities for incurred-but-not-reported claims are estimated based on Company experience. Changes in the estimated cost to settle unpaid claims are charged or credited to operations periodically as the estimates are revised.

        Reinsurance and Risk Management Services. Premiums are earned pro rata over the term of the policy. Reinsurance fees and third-party administration fees are recorded as revenue when due. The liability for policy claims represents management's estimate of the ultimate liability associated with reported claims. Liabilities for incurred-but-not-reported claims are estimated based on Company experience. Changes in the estimated cost to settle unpaid claims are charged or credited to operations periodically as the estimates are revised.

        Credit Life, Credit Accident and Health and Extended Service Contracts. Insurance premiums on credit life policies are deferred and amortized to income over the term of the policy (on the pro rata method for level coverage and principally on the Rule of 78's method for decreasing coverage). Accident and health insurance premiums are deferred and amortized to income principally on
the mean of the pro rata and Rule of 78's methods.   Premiums on extended
service contracts are deferred and amortized into income in relation to historical claims experience. Policy acquisition costs (principally commissions) are deferred and amortized over the term of the contracts in relation to premiums earned.

        Other Annuities and Ordinary Life Insurance. Premiums are recorded as revenue when due. Policy and contract benefit reserves generally are calculated using the same assumptions as to interest, mortality, lapses and expenses used in pricing, plus additional margins for adverse deviation. Policy acquisition costs (principally excess first year commissions) are deferred and amortized over the premium-paying period using the same assumptions as to interest, mortality and lapses used in calculating benefit reserves.

Property and Equipment

        Property and equipment consists primarily of the headquarters buildings, land, office furniture and equipment, leasehold improvements, microcomputers and other data processing equipment and is stated at cost, less accumulated depreciation. Expenditures for new property are capitalized, while maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets ranging from four to 39 years.

Other Assets

        The excess of cost over the fair values of net assets of companies acquired is amortized on a straight-line basis over lives ranging from 15 to 25 years. At December 31, 1996 and 1995, the balances of such net goodwill and accumulated amortization were approximately $86.3 million and $48.1 million and $93.2 million and $42.6 million, respectively. The Company periodically reviews the recoverability of goodwill from future cash flows, and adjusts the carrying value as required. At December 31, 1996 and 1995, the Company determined that goodwill, net of accumulated amortization, was not impaired. At December 31, 1996 and 1995, value of insurance in force was approximately $9.2 million and $14.5 million, respectively.

        The Company capitalizes certain software development costs related to major systems conversions and enhancements. The unamortized amounts of capitalized software costs were approximately $7.5 million and $2.0 million as of December 31, 1996 and 1995, respectively. Such costs are being amortized on the straight-line method over a three-to-five-year period.

Stock-based Compensation Plans

        The Company periodically grants stock options and restricted stock awards as compensation to certain key executives and employees. Under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), the Company determines stock-based compensation expense by the intrinsic value method.

Income Taxes

        Tax expense is the amount of income taxes expected to be payable for the current year plus (or minus) the change from the beginning of the year in deferred tax liabilities or assets. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded. A valuation allowance reducing the asset recognized must be recorded if it is determined that it is more likely than not that the asset will not be realized.

        The Company has elected to file a Life/Non-Life consolidated federal income tax return which includes all subsidiaries. Income tax expense is generally calculated on a consolidated basis, although there are limitations on the utilization of losses of one group against the other group's income.

Changes in Accounting Principles

        The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. SFAS No. 121 addresses the recognition and measurement of impairments of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held as well as impairments of long-lived assets and certain identifiable intangibles to be disposed of. There was no effect on the Company's results of operations or financial position upon adoption of this statement.

        The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for the year ended December 31, 1996. SFAS No. 123 establishes a fair value based accounting method of accounting for stock-based compensation plans. As permitted under the statement, the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and to comply with the disclosure requirements of SFAS No. 123. There was no effect on the Company's results of operations or financial position upon adoption of the statement. SFAS No. 123 disclosures of the pro forma effects of stock options and awards granted in 1995 and 1996 are provided in Note 16.

        The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 addresses the accounting by creditors for the measurement and recognition of loan impairments. SFAS No. 118 amends certain provisions of SFAS No. 114. There was no effect on the Company's results of operations or financial position upon adoption of these statements. It is the Company's policy to discontinue accrual of interest income on loans at the earlier of 90 days past due or at the commencement of foreclosure. Cash receipts on such loans are recognized as interest income, including recognition of amounts previously not accrued. Receipts in excess of all past due interest are recognized as reductions of principal. Loan impairments are generally considered to be other than temporary declines in value and therefore are reported as realized investment losses. As of December 31, 1996, investments in impaired mortgage loans totaled $24.5 million, and impairment reserves due to other than temporary declines in value of $17.7 million have been recognized as realized investment losses in relation to such loans.

        The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1994. SFAS No. 112 requires the accrual method of accounting for postemployment benefits. Prior to 1994, postemployment benefits were expensed as paid. The net effect of adopting SFAS No. 112 was to decrease 1994 net income by $0.5 million resulting from the cumulative effect of a change in accounting principle.

Net Income Per Common and Common Equivalent Share

        Net income per common and common equivalent share is determined by dividing net income, as adjusted below, by applicable average common and common equivalent shares outstanding (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1996           1995             1994
                                                              ------------    -----------     ------------
 Net income  . . . . . . . . . . . . . . . . . . . . . .        $ 30,936        $ 6,408          $75,774
 Preferred stock dividends . . . . . . . . . . . . . . .          (1,350)        (1,350)          (1,350)
                                                                --------        -------          -------
 Net income applicable to common stock . . . . . . . . .        $ 29,586        $ 5,058          $74,424
                                                                ========        =======          =======
 Average common and common equivalent shares
    outstanding  . . . . . . . . . . . . . . . . . . . .          25,651         25,721           25,388
                                                                ========        =======          =======

        Average common and common equivalent shares include common shares outstanding and common stock equivalents attributable to outstanding stock options and warrants. All potentially dilutive securities are considered to be common stock equivalents.

Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

NOTE 3 -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

         In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement addresses the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach. Adoption is generally required for transactions occurring after December 31, 1996, while the effective date for certain portions of the statement has been deferred one year. The Company does not anticipate a material impact on its financial position or results of operations upon adoption.

NOTE 4 -- DISCONTINUED OPERATIONS

         On March 27, 1996, the Board of Directors of the Company authorized the sale of the Annuity Operations and the Western Diversified Group. On December 2, 1996, the Company announced that it had entered into a definitive agreement to sell the Annuity Operations to SunAmerica Life Insurance Company ("SunAmerica"). The transaction includes the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity block of JALIC. This coinsurance will initially be on an indemnity basis and, pursuant to the agreement, will transition to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, such policy will remain indemnity reinsured. A substantial portion of the transition to an assumption basis is expected to be completed within two years. The transaction is contingent upon customary terms and conditions, including required regulatory approvals and is scheduled to close by the end of the first quarter of 1997.

         The total purchase price is approximately $240 million. This represents approximately $165 million premium paid to acquire the business and approximately $75 million of adjusted statutory capital and surplus of JANY. The Company intends to use a portion of the capital made available from the sale to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, this additional capital may be used to repurchase common stock, pay dividends, pay down debt and, to a lesser extent, for general corporate purposes.

         The Company is pursuing the execution of a definitive agreement for the sale of the Western Diversified Group and expects to enter into a non-binding letter of intent in the second quarter of 1997. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sale will be consummated.

         As a result of these sales, the Company expects to record a net deferred gain of approximately $45 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in 1997 and to earn the majority of the gain by December 31, 1998.

         Total revenues for the discontinued operations for the years ended December 31, 1996, 1995 and 1994 are as follows (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1996           1995          1994
                                                       -----------    -----------  -----------
 Annuity Operations  . . . . . . . . . . . . . . .       $432,615       $459,894     $383,665
 Western Diversified Group . . . . . . . . . . . .         62,240         54,595       50,833

         During the period from the measurement date of the disposal (March 27, 1996) through December 31, 1996, the Annuity Operations and Western Diversified Group have generated after-tax income from operations of $25.8 million and $(0.9) million, respectively.

         The following represent the assets and liabilities to be disposed of in connection with the sale of the discontinued operations (dollars in thousands):

         Invested assets  . . . . . . . . . . . . . . . . . .            $   4,867,142
         Other assets   . . . . . . . . . . . . . . . . . . .                1,492,761
                                                                         -------------
            Total assets  . . . . . . . . . . . . . . . . . .                6,359,903
                                                                         -------------

         Contract holder liabilities. . . . . . . . . . . . .                6,096,929
         Other liabilities. . . . . . . . . . . . . . . . . .                   76,339
                                                                         -------------
            Total liabilities . . . . . . . . . . . . . . . .                6,173,268
                                                                         -------------
            Net assets held for disposition . . . . . . . . .            $     186,635
                                                                         =============

         Approximately 70% and 75% of these invested assets and contract holder liabilities, respectively, will be subject to the Annuity Operations coinsurance agreement discussed above.

         As of December 31, 1996, the Western Diversified Group had total assets of $278.9 million comprised primarily of invested assets and reinsurance recoverables and total liabilities of $216.5 million comprised primarily of unearned premium reserves and funds payable under reinsurance treaties.

NOTE 5 -- INVESTMENTS

         As discussed in Note 4, the Company has entered into a definitive agreement to sell the Annuity Operations. Accordingly, the Company reclassified held-to-maturity debt securities with an amortized cost and market value of $572.8 million and $582.7 million, respectively, to the available-for-sale portfolio. As a result, the Company recorded a net unrealized gain in stockholders' equity, net of deferred policy acquisition costs and deferred income taxes, of approximately $2.6 million.

         In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This guidance permitted enterprises a one-time opportunity to reassess the appropriateness of the classifications of all securities and to reclassify held-to-maturity securities to the available-for-sale category without calling into question their intent to hold other debt securities to maturity. On December 18, 1995, the Company transferred securities from the held-to-maturity portfolio with an aggregate amortized cost of approximately $2,534.3 million to the available-for-sale portfolio at a market value of $2,593.6 million. As a result, the Company recorded a net unrealized gain in stockholders' equity, net of deferred policy acquisition costs (see Note 7) and deferred income taxes, of approximately $18.3 million.

         The amortized cost and estimated market value of investments in held-to-maturity and available-for-sale securities as of December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                                        DECEMBER 31, 1996
                                                   ------------------------------------------------------
                                                                     GROSS         GROSS       ESTIMATED
                                                     AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                       COST          GAINS        LOSSES         VALUE
                                                   ------------  ------------  ------------  ------------
 HELD-TO-MATURITY
 ----------------

 U.S. Treasury securities and obligations
   of U.S. government corporations and agencies     $  5,090        $    63      $    --       $  5,153
 Corporate securities  . . . . . . . . . . . . .      21,049          1,026           --         22,075
 Mortgage-backed securities  . . . . . . . . . .      19,218            547         (109)        19,656
                                                    --------        -------      -------       --------
      Total  . . . . . . . . . . . . . . . . . .    $ 45,357        $ 1,636      $  (109)      $ 46,884
                                                    ========        =======      =======       ========


                                                                        DECEMBER 31, 1995
                                                   ------------------------------------------------------
                                                                     GROSS         GROSS       ESTIMATED
                                                     AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                       COST          GAINS        LOSSES         VALUE
                                                   ------------  ------------  ------------  ------------
 HELD-TO-MATURITY
 ----------------

 U.S. Treasury securities and obligations
   of U.S. government corporations and agencies.     $158,544        $ 6,143          $  (8)      $164,679
 Obligations of state and local governments  . .       22,872          2,259             --         25,131
 Corporate securities  . . . . . . . . . . . . .      167,114          8,947           (353)       175,708
 Mortgage-backed securities  . . . . . . . . . .      126,395          4,556           (177)       130,774
 Asset-backed securities . . . . . . . . . . . .      109,405          4,032           (130)       113,307
                                                     --------        -------          -----       --------
      Total  . . . . . . . . . . . . . . . . . .     $584,330        $25,937          $(668)      $609,599
                                                     ========        =======          =====       ========


                                                                        DECEMBER 31, 1996
                                                   ------------------------------------------------------
                                                                     GROSS         GROSS       ESTIMATED
                                                     AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                       COST          GAINS        LOSSES         VALUE
                                                   ------------  ------------  ------------  ------------
 AVAILABLE-FOR-SALE
 ------------------

 U.S. Treasury securities and obligations
   of U.S. government corporations and agencies      $1,037,987     $ 16,703       $(11,806)    $1,042,884
 Obligations of state and local governments  . .         25,854        1,705            (63)        27,496
 Debt securities issued by foreign governments .         15,625          663            (22)        16,266
 Corporate securities  . . . . . . . . . . . . .      1,443,202       49,490         (4,541)     1,488,151
 Mortgage-backed securities  . . . . . . . . . .      1,207,351       19,879        (13,058)     1,214,172
 Asset-backed securities . . . . . . . . . . . .        455,244        6,765         (2,204)       459,805
                                                     ----------     --------       --------     ----------
      Total  . . . . . . . . . . . . . . . . . .     $4,185,263     $ 95,205       $(31,694)    $4,248,774
                                                     ==========     ========       ========     ==========

                                                                          DECEMBER 31, 1995
                                                    ---------------------------------------------------------
                                                                     GROSS         GROSS         ESTIMATED
                                                       AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                         COST         GAINS         LOSSES         VALUE
                                                    ------------   ------------  ------------  --------------
 AVAILABLE-FOR-SALE
 ------------------

 U.S. Treasury securities and obligations
   of U.S. government corporations and agencies         $1,243,175    $ 44,384     $ (1,180)     $1,286,379
 Obligations of state and local governments  . .             2,966          39          (16)          2,989
 Debt securities issued by foreign governments .            15,825       1,246          (27)         17,044
 Corporate securities  . . . . . . . . . . . . .         1,266,808      84,151       (5,457)      1,345,502
 Mortgage-backed securities  . . . . . . . . .             921,267      32,437       (3,476)        950,228
 Asset-backed securities . . . . . . . . . . . .           202,367       7,336          (20)        209,683
                                                        ----------    --------     --------      ----------
      Total  . . . . . . . . . . . . . . . . . .        $3,652,408    $169,593     $(10,176)     $3,811,825
                                                        ==========    ========     ========      ==========

         The amortized cost and estimated market value of investments in held-to-maturity and available-for-sale securities at December 31, 1996, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities which will be collected over multiple periods have been allocated based upon the ultimate maturities of the securities.


                                                                          DECEMBER 31, 1996
                                                    ---------------------------------------------------------
                                                        HELD-TO-MATURITY                AVAILABLE-FOR-SALE
                                                    ---------------------------------------------------------
                                                                     ESTIMATED                    ESTIMATED
                                                       AMORTIZED       MARKET       AMORTIZED       MARKET
                                                         COST          VALUE          COST          VALUE
                                                    ------------   ------------  ------------  --------------
 Due in one year or less . . . . . . . . . . . .        $     --     $       --    $  115,339    $  117,378
 Due after one year through five years . . . . .          14,067         14,455       557,515       572,315
 Due after five years through ten years  . . . .          10,072         10,618     1,529,258     1,573,954
 Due after ten years . . . . . . . . . . . . . .          21,218         21,811     1,983,151     1,985,127
                                                        --------     ----------    ----------    ----------
      Total  . . . . . . . . . . . . . . . . . .        $ 45,357     $   46,884    $4,185,263    $4,248,774
                                                        ========     ==========    ==========    ==========

         At December 31, 1996, the Company held unrated or less than investment grade (i.e., with a Standard & Poor's Corporation rating below BBB) debt securities with an aggregate carrying value of $9.3 million, representing less than 0.2% of the Company's total invested assets.

         The Company's mortgage loan investments are diversified by property type, location and loan size. Generally, loans do not exceed 75% of the property's value at the time the loan is made. At December 31, 1996, mortgage loan investments were concentrated in the following property types (dollars in thousands):

                                                                                            PERCENTAGE
                                                                                             OF TOTAL
 PROPERTY TYPE:                                                       CARRYING VALUE        MORTGAGES
                                                                      --------------      -------------

 Residential . . . . . . . . . . . . . . . . . . . . . . . . . .       $  384,364              26.5%
 Commercial:
    Retail space . . . . . . . . . . . . . . . . . . . . . . . .          518,309              35.8
    Office buildings . . . . . . . . . . . . . . . . . . . . . .          275,928              19.0
    Multi-family apartments  . . . . . . . . . . . . . . . . . .          136,329               9.4
    Warehouses . . . . . . . . . . . . . . . . . . . . . . . . .          122,403               8.5
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,909               0.8
                                                                       ----------             -----
       Total . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,449,242             100.0%
                                                                       ==========             =====

         At December 31, 1996, contractual commitments to extend credit under mortgage loan agreements amounted to approximately $5.6 million. These commitments generally expire within one year and are diversified by property type and geographic region.

         The following is a summary of activity relating to the mortgage loan impairment reserves as of and for the years ended December 31, 1996, 1995 and 1994 (dollars in thousands):


                                                                            YEAR ENDED  DECEMBER 31,
                                                                    ------------------------------------
                                                                        1996         1995        1994
                                                                    -----------  ----------- -----------

 Impairment reserves balance, beginning of year  . . . . . . . . .    $14,274    $ 13,161      $ 12,104
 Additions to impairment reserves  . . . . . . . . . . . . . . . .      9,681      15,046        14,431
 Amounts charged off or transferred to real estate owned . . . . .     (6,273)    (13,933)      (13,374)
                                                                      -------    --------      --------
 Impairment reserves balance, end of year  . . . . . . . . . . . .    $17,682    $ 14,274      $ 13,161
                                                                      =======    ========      ========

         As of December 31, 1996 and 1995, the Company held no investments in debt securities or preferred stock which were non-income producing for the previous twelve months. Non-income producing mortgage loans aggregating approximately $3.2 million and $3.1 million were held as of December 31, 1996 and 1995, respectively. The Company held no investments in a single entity (other than United States government agencies and authorities) which exceeded 10% of stockholders' equity as of December 31, 1996.

         At December 31, 1996, the Company held assets in trust for the benefit of reinsurers aggregating $132.9 million. At December 31, 1996, securities with a carrying value of approximately $16.7 million were on deposit with governmental agencies, as required by law in various states in which the insurance subsidiaries of JAFCO conduct business. These amounts are included in total invested assets in the Company's consolidated balance sheets.

         See Note 14 for fair value of investment disclosures.

NOTE 6 -- NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Major categories of investment income for the years ended December 31, 1996, 1995 and 1994 are summarized below (dollars in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        1996         1995          1994
                                                                      --------     --------      --------

 Debt securities and short-term investments  . . . . . . . . . . .    $  49,487    $  51,756     $  40,523
 Equity securities . . . . . . . . . . . . . . . . . . . . . . . .           --        1,915           168
 Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . .        5,536        6,950         3,959
 Trading account securities  . . . . . . . . . . . . . . . . . . .          257          714         1,621
 Investment income ceded to reinsurers . . . . . . . . . . . . . .      (12,141)     (12,098)      (10,489)
 Policy loans, other notes receivable and other invested assets  .        4,876        2,804         3,292
                                                                      ---------    ---------     ---------
    Total gross investment income  . . . . . . . . . . . . . . . .       48,015       52,041        39,074
 Less investment expenses  . . . . . . . . . . . . . . . . . . . .       (2,555)      (1,653)         (929)
                                                                      ---------    ---------     ---------
    Net investment income  . . . . . . . . . . . . . . . . . . . .    $  45,460    $  50,388     $  38,145
                                                                      =========    =========     =========

         Net investment income from discontinued operations was $412.4 million, $410.5 million and $357.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         Proceeds from sales and calls of investments in debt securities for the years ended December 31, 1996, 1995 and 1994 were $568.5 million, $604.0 million and $536.0 million, respectively. Proceeds from sales and calls of available-for-sale securities for the years ended December 31, 1996, 1995 and 1994 were $567.3 million, $583.4 million and $284.4 million, respectively. Gross unrealized investment gains (losses) related to available-for-sale securities (decreased) increased stockholders' equity by $(95.9) million, $198.7 million and $(89.3) million for the years ended December 31, 1996, 1995 and 1994, respectively.

         The components of net realized investment gains (losses) for the years ended December 31, 1996, 1995 and 1994 are as follows (dollars in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         1996         1995         1994
                                                                      ----------  -----------   -----------


 Realized gains (losses) from sales, calls  and prepayments:
   Gross realized investment gains from sales and calls  . . . . .     $ 5,113     $  6,815     $  2,795
   Gross realized investment losses from sales and calls . . . . .      (1,433)      (5,806)      (1,568)
   Prepayments of mortgage loans and other . . . . . . . . . . . .         502          (19)         (24)
                                                                       -------     --------     --------
       Realized gains (losses) from sales, calls and prepayments .       4,182          990        1,203
 Impairments in value  . . . . . . . . . . . . . . . . . . . . . .        (910)      (3,627)      (3,939)
 Change in net unrealized gains and losses on trading account
   securities  . . . . . . . . . . . . . . . . . . . . . . . . . .        (220)         244         (117)
                                                                       -------     ---------    --------
   Net realized investment gains (losses)  . . . . . . . . . . . .     $ 3,052     $ (2,393)    $ (2,853)
                                                                       =======     ========     ========

         Net realized investment (losses) gains from discontinued operations were $(8.1) million, $3.9 million and $(9.9) million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7 -- DEFERRED POLICY ACQUISITION COSTS

         The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (dollars in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                      1996           1995         1994
                                                                  -----------    -----------   -----------

 Balance, beginning of year  . . . . . . . . . . . . . . . . . .    $197,667      $295,716      $226,998
 Capitalization of commissions, sales and issue expenses . . . .      56,003        83,961        78,929
 Amortization  . . . . . . . . . . . . . . . . . . . . . . . . .     (63,419)      (52,986)      (33,241)
 Commission allowance on reinsurance ceded (see Note 10) . . . .          --       (40,188)           --
 Effect of change in unrealized gains (losses) on
   available-for-sale securities . . . . . . . . . . . . . . . .      49,371       (57,787)       23,030
 Effect of implementation of subsequent SFAS No. 115
   guidance (see Note 5) . . . . . . . . . . . . . . . . . . . .          --       (31,049)           --
                                                                    --------      --------      --------
 Balance, end of year  . . . . . . . . . . . . . . . . . . . . .    $239,622      $197,667      $295,716
                                                                    ========      ========      ========

NOTE 8 -- CONTRACT HOLDER LIABILITIES

         The composition of contract holder liabilities at December 31, 1996 and 1995 and the more significant assumptions as to future investment yield, mortality and withdrawals, are as follows (dollars in thousands):


                                                                          BASIS  OF  ASSUMPTION
                                                     DECEMBER 31,      -------------------------------
                                              ----------------------    INTEREST        MORTALITY/
                                                 1996         1995        RATES         MORBIDITY
                                              ----------- -----------  -----------  -------------------
 Contract holder deposit funds:


   Deferred and immediate annuities
     and guaranteed investment contracts . .  $6,025,769   $6,019,662   3.5- 10.0%  1971 IAM and 1983 IAM


   Universal life insurance  . . . . . . . .     246,010      245,780   4.5-  7.0%  1980 CSO Table
   Other benefit reserves, including
     individual life insurance and credit
     insurance . . . . . . . . . . . . . . .      58,239       38,065   3.5-6.0%    1946-1949 and 1955-1960
                                                                                    Select and Ultimate
                                                                                    Tables and 1958 and 1980
                                                                                    CSO Tables

 Claim reserves  . . . . . . . . . . . . . .     400,690      428,342

 Unearned premium reserves . . . . . . . . .     156,924      135,954
                                              ----------   ----------
  Total contract holder liabilities. . . . .  $6,887,632   $6,867,803
                                              ==========   ==========


         Contract holder deposit funds for deferred annuities and universal life contracts are recorded at their accumulated values using the retrospective deposit approach. The average accumulated values per annuity contract were approximately $25,200 and $23,900 as of December 31, 1996 and 1995, respectively. Interest rates shown for these contracts are current credited rates. Mortality rates are contractual guarantees for monthly term charges (universal life insurance) or settlement rates (deferred annuities).

NOTE 9 -- LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

         The following table provides a reconciliation of the beginning and ending reserve balances for unpaid claims and claims adjustment expenses, on a gross-of-reinsurance basis for the years ended December 31, 1996, 1995 and 1994 (dollars in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           1996           1995         1994
                                                                         --------       --------     -------

Balance at January 1 before acquisition of insurance subsidiary . . .     $428,342      $332,741     $286,569
   Balance at January 1 of acquired insurance subsidiary  . . . . . .           --         1,453           --
   Less reinsurance recoverables  . . . . . . . . . . . . . . . . . .      214,998       154,811      124,277
                                                                          --------      --------     --------
Net balance at January 1  . . . . . . . . . . . . . . . . . . . . . .      213,344       179,383      162,292
                                                                          --------      --------     --------

Incurred claims related to:
   Current year . . . . . . . . . . . . . . . . . . . . . . . . . . .      816,630       776,054      675,946
   Prior years  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,353)        8,594      (19,277)
                                                                          --------      --------     --------
Total incurred  . . . . . . . . . . . . . . . . . . . . . . . . . . .      799,277       784,648      656,669
                                                                          --------      --------     --------

Paid claims related to:
   Current year . . . . . . . . . . . . . . . . . . . . . . . . . . .      608,150       570,213      503,681
   Prior years  . . . . . . . . . . . . . . . . . . . . . . . . . . .      197,044       180,474      137,350
                                                                          --------      --------     --------
Total paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      805,194       750,687      641,031
                                                                          --------      --------     --------

Net balance at December 31  . . . . . . . . . . . . . . . . . . . . .      207,427       213,344      177,930
   Plus reinsurance recoverables  . . . . . . . . . . . . . . . . . .      193,263       214,998      154,811
                                                                          --------      --------     --------
Balance at December 31  . . . . . . . . . . . . . . . . . . . . . . .     $400,690      $428,342     $332,741
                                                                          ========      ========     ========

         The total incurred claims above include claims adjustment expenses net of reinsurance, which are included in general expenses in the accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994. In addition, 1994 incurred claims related to prior years reflect ceded claim reserves of $17.0 million resulting from the January 1, 1994 amendment to the Group Reinsurance Agreement (see Note 10). Reinsurance recoverables above include ceded claims relating to this agreement. Under the terms of this agreement, the Company withheld the assets in a separate trust account to pay claims on behalf of the reinsurers. These assets are included in total invested assets in the Company's consolidated balance sheets.

NOTE 10 -- REINSURANCE

         In the ordinary course of business, the Company assumes and cedes business with other insurance companies. Ceding reinsurance is used by the Company to limit its risk on new and unproven products, to meet certain regulatory, rating agency or debt covenant leverage ratios or to limit its risk up to its retention limits. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The maximum amount of life insurance retained on any one life is generally $150,000 or $500,000, depending upon the plan of insurance. At December 31, 1996, life insurance in force aggregated approximately $12.7 billion, after a reduction of approximately $3.0 billion for reinsurance ceded.

         Substantially all of the group accident and health insurance business has been reinsured under a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company which became effective October 1, 1991 (the "Group Reinsurance Agreement"). Effective January 1, 1994, this agreement was amended to include all fully-insured groups regardless of size. The Group Reinsurance Agreement provides for the Company and the reinsurers to share on a 50-50 basis all premiums and claims expense. Annually, the Company receives profit sharing payments from the reinsurers equal to the excess of reinsurers' profits over contractual floor amounts. For years where such profits fall short of floor amounts, the shortfalls are carried forward with interest to be applied as reductions against future profit sharing payments. In addition, under the Group

Reinsurance Agreement, to the extent the combined ratio of the group accident and health insurance business for a rolling 12-month period exceeds contractual amounts, the Company receives a reduced profit sharing payment. As originally contracted, the Company's 1996 profit sharing payment would have been reduced as its combined ratio exceeded the contractual amount. However, in December 1996, the reinsurers agreed to amend the agreement. Under the terms of the amended agreement, the Company and the reinsurers agreed to suspend the contractual combined ratio requirement for 1996. Accordingly, the Company is not obligated to return any portion of the 1996 profit sharing payments to the reinsurers. In addition, the contractual amount was increased by one percentage point for 1997. The contractual amount is then reduced by one percentage point for 1998 and subsequent years. To the extent the combined ratio for 1997 exceeds contractual amounts, the Company's profit sharing amounts will be reduced by 25%. To the extent the combined ratio in years subsequent to 1997 exceeds the contractual amounts, the Company's profit sharing amounts will be reduced by 50%. Further, to the extent the reinsurers incur a loss in relation to the agreement in 1997, the Company has agreed to reimburse the first $5.0 million of net losses incurred by the reinsurers.

         The effects of reinsurance on short duration contracts for insurance premiums and for long duration contracts for insurance premiums and contract charges earned, the majority of which relates to continuing operations, are as follows (dollars in thousands):

                                                         YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------
                                       1996                       1995                          1994
Premiums from short          --------------------------  -------------------------   -------------------------
 duration contracts            WRITTEN         EARNED      WRITTEN       EARNED        WRITTEN        EARNED
----------------------       -----------    -----------  ------------  -----------   -----------     ---------
Direct business . . . . .    $1,847,828     $1,834,634   $1,882,188    $1,916,807    $1,795,741     $1,767,989
Reinsurance assumed . . .        50,451         45,726       67,280        65,505        42,805         47,110
Reinsurance ceded . . . .      (862,456)      (831,451)    (892,436)     (911,312)     (888,513)      (875,485)
                             ----------     ----------   ----------    ----------    ----------     ----------
   Net  . . . . . . . . .    $1,035,823     $1,048,909   $1,057,032    $1,071,000    $  950,033     $  939,614
                             ==========     ==========   ==========    ==========    ==========     ==========


Insurance premiums and
  contract charges earned                YEAR ENDED DECEMBER 31,
  from long duration          ----------------------------------------
  contracts                      1996          1995            1994
----------------------------  ----------    ----------     -----------
Direct business . . . . .       $55,393        $55,168       $64,830
Reinsurance assumed . . .        11,995         12,383         1,280
Reinsurance ceded . . . .       (11,804)            --            --
                                -------        -------       -------
   Net  . . . . . . . . .       $55,584        $67,551       $66,110
                                =======        =======       =======

         The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions or economic characteristics of the reinsurers. The Company generally requires that its reinsurers be rated "A (Excellent)" or better by A.M. Best and Company. At December 31, 1996, significant reinsurance recoverables on paid and unpaid losses are as follows (dollars in thousands):

                                                                     PAID         UNPAID
                                                                    LOSSES        LOSSES
                                                                    ------        ------
London Life Insurance Company . . . . . . . . . . . . . . . . .   $     --       $ 75,284
Mercantile & General Life Reinsurance Company . . . . . . . . .     10,532         16,260
Transamerica Occidental Life Insurance Company  . . . . . . . .         --         50,190
                                                                  --------       --------
                                                                  $ 10,532       $141,734
                                                                  ========       ========

         Effective October 1, 1995, the Company entered into a reinsurance agreement with Lincoln National Reinsurance Company Limited ("Lincoln") to cede 90% of certain annuity contracts. Under the agreement, the Company ceded approximately $403.5 million of annuity contracts. Associated with the ceded policies was unamortized deferred policy acquisition costs and value of insurance in force aggregating approximately $43.0 million. The Company received approximately $40.2 million for these assets and, accordingly, recorded accelerated amortization of $2.8 million. Under the terms of the agreement, the policy loans outstanding on the ceded annuity contracts were retained by the Company. Accordingly, a funds payable under reinsurance treaties liability of approximately $21.3 million was established. The Company liquidated available-for-sale securities to fund the $342.0 million payment made to Lincoln. This liquidation generated $13.8 million of net realized investment gains in 1995, which resulted in $1.6 million of additional accelerated amortization of deferred policy acquisition costs.

         As of December 31, 1996, receivables from reinsurers and investment deposits recoverable, consisting primarily of contract holder liabilities transferred to reinsurers, were approximately $970.7 million. Of this total, approximately $768.1 million or 79.1% has been placed in trust under agreements which generally require that amounts in trust be equal to at least 100% of the regulatory contract holder liability balances at all times.

NOTE 11 -- INDEBTEDNESS

         Indebtedness of the Company as of December 31, 1996 and 1995 is as follows (dollars in thousands):

                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                        1996             1995
                                                                      ----------     -----------

Credit Agreement  . . . . . . . . . . . . . . . . . . . . . . . . .   $101,500        $107,000
Notes payable to banks and other  . . . . . . . . . . . . . . . . .         --              63
                                                                     ---------       ---------
  Total indebtedness  . . . . . . . . . . . . . . . . . . . . . . .    101,500         107,063
Less current maturities . . . . . . . . . . . . . . . . . . . . . .    (25,000)        (15,063)
                                                                      --------        --------
  Total long-term debt  . . . . . . . . . . . . . . . . . . . . . .   $ 76,500        $ 92,000
                                                                      ========        ========

         In July 1994, the Company amended its credit agreement (the "Credit Agreement") to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998. As of December 31, 1996, the Company has $23.5 million available under the revolving credit loan. The Credit Agreement is collateralized by the capital stock and the surplus debentures of Houston National Life Insurance Company ("HNLIC"), as well as the stock of all of the Company's other direct and indirect non-insurance subsidiaries, other than those owned through an insurance subsidiary. The Credit Agreement contains restrictive covenants which, among other things, limit additional indebtedness, payment of dividends, sale of assets and reinsurance arrangements. It also requires the Company to satisfy certain financial covenants. In March 1997, the Company received approval from its lenders for the sale of the Annuity Operations. The Credit Agreement's interest rate per annum, at the Company's option, is based on certain economic indices and ranged from 5.6% to 9.0% during 1996, 1995 and 1994. Future required principal payments are $25.0 million in 1997, $41.5 million in 1998 and $35.0 million in 1999.

         The Company historically entered into loan agreements to finance the purchase of fixed assets and capitalized software costs which typically required quarterly principal installments. Interest rates, based on LIBOR 90-day rates, for the years ended December 31, 1995 and 1994 ranged from 5.6% to 9.0%. In December 1995, the Company retired the outstanding principal balance and interest accrued thereon, aggregating approximately $20.4 million utilizing the net proceeds of a sale and leaseback of certain fixed assets and capitalized software.

         Interest payments for the years ended December 31, 1996, 1995 and 1994 on the total indebtedness aggregated approximately $6.1 million, $9.3 million and $5.2 million, respectively.

NOTE 12 -- STOCKHOLDER SECURITIES

         The holders of Cumulative Preferred Stock are entitled to receive cumulative accrued dividends, payable semi-annually on April 15th and October 15th. The Cumulative Preferred Stock ranks prior to the common stock upon liquidation, dissolution or winding up of the Company and is not convertible. The Cumulative Preferred Stock is required to be redeemed for $100 per share plus accrued and unpaid dividends in three equal annual installments in each of 2000, 2001 and 2002. The Company, at its option, may elect to redeem the Cumulative Preferred Stock at any time.

         Pursuant to the terms of a stockholder agreement, which expires on October 30, 1997, the Company has an option to purchase and/or each of the management stockholders has an option to sell his or her common stock subject to this agreement to the Company in certain circumstances (death, complete disability, termination of employment without cause or retirement at or beyond the early retirement date). Shares held by management stockholders which are estimated to be exercisable by the expiration date are carried at the closing fair market value of the Company's common stock as of December 31 of the respective years. Shares held by other management stockholders are carried at cost. As of December 31, 1996 and 1995, the redeemable common stock carrying values were $3.4 million and $4.1 million, respectively.

         During the fourth quarter of 1996, the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Under the Shareholder Rights Plan, each shareholder received a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The purchase rights distributed to the shareholders entitled them to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $75. The rights are exercisable only if a person or group acquires 10% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership of 10% or more of the Company's common stock. If the Company is acquired in a merger or other business combination or after a person has acquired 10% or more of the Company's common stock, each right will entitle the holder to purchase a number of the acquiring company's common shares or the Company's common shares having a market value of twice the purchase price.

NOTE 13 -- INCOME TAXES

         The components of the (benefit) provision for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (dollars in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                               1996          1995         1994
                                                                            ---------     ---------    ---------

Current tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . .  $ 13,708      $ (1,270)    $ 40,776
Deferred tax provision (benefit)  . . . . . . . . . . . . . . . . . . . . .     3,036         7,084       (2,331)
                                                                             --------      --------     --------
      Total provision for income taxes  . . . . . . . . . . . . . . . . . .    16,744         5,814       38,445
Less provision for income taxes from discontinued operations  . . . . . . .    18,840        15,451       16,843
                                                                             --------      --------     --------
(Benefit) provision for income taxes from continuing operations . . . . . .  $ (2,096)     $ (9,637)    $ 21,602
                                                                             ========      ========     ========

         A reclassification of approximately $6.5 million was made during 1995, reducing current tax expense and increasing deferred tax expense, to reflect the actual 1994 tax liability. Current tax expense was reduced by $3.7 million and $1.5 million from the utilization of net operating loss carryovers in 1996 and 1994, respectively. Current tax benefits of $0.9 million relating to the exercise of nonqualifying stock options were credited to paid-in capital during 1994. A deferred tax benefit of $0.3 million was charged to the cumulative effect of changes in accounting principles in 1994 (see Note 2).

         During 1994, the Company terminated a joint venture which was formed in 1992 and had operating losses in all years. A tax benefit on these losses had not been recognized in 1992 or 1993 as the venture could not be included in the Company's consolidated return. Upon dissolution of the venture in December 1994, the Company recognized a capital loss for tax purposes and, accordingly, recorded a tax benefit of $5.6 million, inclusive of the prior years' impact of $3.3 million.

         The income tax provisions differ from the amounts determined by multiplying total income before income taxes by the statutory federal income tax rate of 35%. Reconciliations between the actual tax provisions and expected tax provisions for the years ended December 31, 1996, 1995 and 1994 are as follows (dollars in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                               1996           1995         1994
                                                                             --------      ---------     --------
Income taxes at statutory rate  . . . . . . . . . . . . . . . . . . . . . .  $ 17,437       $ 3,583       $40,166
  Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . .     1,945         1,877         1,893
  Recognized loss of joint venture  . . . . . . . . . . . . . . . . . . . .        --            --        (3,345)
  Non-deductible travel and entertainment   . . . . . . . . . . . . . . . .       564           607           325
  Non-taxable dividends and interest  . . . . . . . . . . . . . . . . . . .      (129)         (563)          (86)
  Net (decrease) increase in valuation allowance  . . . . . . . . . . . . .    (3,359)        1,492            --
  Decrease in tax reserves  . . . . . . . . . . . . . . . . . . . . . . . .      (600)       (1,164)         (998)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       886           (18)          490
                                                                             --------       -------       -------
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,744       $ 5,814       $38,445
                                                                             ========       =======       =======

         The income tax provisions from discontinued operations for the years ended December 31, 1996, 1995 and 1994 differ from the amounts determined by multiplying total income before income taxes by the statutory rate primarily due to non-deductibility of goodwill amortization and other expenses and the reduction in the valuation allowance, as discussed below.

         The significant temporary differences included in the net deferred income tax asset as of December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                1996           1995
                                                                              --------       --------

Deferred income tax assets:
  Policy reserves and other insurance items . . . . . . . . . . . .           $ 108,680      $116,257
  Bad debt reserves and non-deductible liabilities  . . . . . . . .              10,222         7,263
  Unearned income . . . . . . . . . . . . . . . . . . . . . . . . .               1,567         1,191
  Fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . .               2,884         4,827
  Net operating loss carryforward . . . . . . . . . . . . . . . . .               4,756         8,126
  Tax deductible intangible assets  . . . . . . . . . . . . . . . .                 959           732
  Other deductible temporary differences  . . . . . . . . . . . . .               3,080         2,862
                                                                              ---------      --------
    Deferred income tax assets  . . . . . . . . . . . . . . . . . .             132,148       141,258
                                                                              ---------      --------
Deferred income tax liabilities:
  Deferred policy acquisition costs and value of insurance in force            (85,269)       (89,936)
  Net unrealized gain on trading account securities . . . . . . . .                (29)           (89)
  Market discount on bonds and other investment items . . . . . . .             (9,450)        (7,686)
  Other taxable temporary differences . . . . . . . . . . . . . . .               (397)          (149)
                                                                              --------       --------
    Deferred income tax liabilities   . . . . . . . . . . . . . . .            (95,145)       (97,860)
                                                                              --------       --------
Net unrealized gains and related deferred acquisition
  costs allocated to equity . . . . . . . . . . . . . . . . . . . .            (14,576)       (31,360)
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . .             (1,092)        (5,313)
                                                                              --------       --------
 Net deferred income tax asset  . . . . . . . . . . . . . . . . . .           $ 21,335       $  6,725
                                                                              ========       ========

         These amounts are included in other assets in the accompanying consolidated balance sheets.

         Approximately $13.5 million of net operating loss carryforwards ("NOL's") remain as of December 31, 1996 which expire through the year 2010.
Of this amount, the utilization of $0.2 million of NOL's is limited to the taxable earnings of the non-life insurance group and the utilization of $4.9 million is limited to the taxable earnings of NHP Holding Company, Inc. ("NHP"), a 50% owned joint venture. In addition, $1.3 million of these NOL's, which were generated by the non-life insurance group, are available, with certain statutory limitations, to offset the taxable earnings of the life insurance group. The utilization of the remaining NOL's of $7.1 million, which were acquired in connection with the purchase of a life insurance company domiciled in New York, is limited to the taxable earnings of JANY and is further subject to an annual limitation of $0.6 million.

         Management believes, based on the Company's earnings history and its future expectations, that the Company will have sufficient taxable income in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. Except as noted below, a valuation allowance was not required as of December 31, 1996 and 1995 as it was management's assessment that, based on available information, it is not more likely than not that any or all of the deferred tax asset will not be realized. A valuation allowance will be established if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. However, a valuation allowance of $1.6 million was established in 1995 in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the purchase of the life insurance company discussed above. During 1996, the valuation allowance was reduced by $0.5 million as a result of management's reevaluation of the uncertainties associated with the utilization of certain tax benefits acquired in connection with the purchase of the life insurance company. The reduction in the valuation allowance for this item was applied to reduce the provision for income taxes from discontinued operations.

         In addition, a valuation allowance of $3.7 million was established in 1995 for that portion of the net deferred tax asset which is attributed to the operations of NHP. During 1996, the valuation allowance was reduced by $1.0 million for temporary differences that reversed during the year. In addition, the valuation allowance at December 31, 1996 was reduced by $2.7 million to reflect management's reevaluation of its ability to realize the portion of the deferred tax asset which is attributed to NHP. Of this amount, $0.9 million was applied to reduce goodwill and $1.8 million was applied to reduce the provision for income taxes from continuing operations.

         Prior to 1984, two of the Company's life insurance subsidiaries were permitted to exclude from taxable income those amounts determined under a formula established by provisions of the Internal Revenue Code of 1954, as amended. At December 31, 1996, these life insurance subsidiaries had accumulated untaxed income of approximately $56.9 million (tax effect of $20.0 million). Although such amounts are taxable under certain circumstances, management does not intend to take, or fail to take, any action that would cause all or part of these amounts to be included in taxable income; accordingly, deferred income taxes have not been provided on these amounts. At December 31, 1996, the two life insurance subsidiaries had approximately $334.3 million in their "shareholder's surplus" tax accounts from which dividend distributions can be made without incurring federal income taxes.

         The Company made federal income tax payments of approximately $7.9 million, $4.5 million and $55.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value and estimated fair value of the Company's financial assets and financial liabilities at December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                     DECEMBER 31, 1996         DECEMBER 31, 1995
                                                   -----------------------  ------------------------
                                                    CARRYING       FAIR      CARRYING        FAIR     VALUATION
                                                     VALUE        VALUE       VALUE         VALUE       METHOD
                                                   ---------    ---------   ---------     ----------    ------
Financial assets:
  Held-to-maturity securities:
      Publicly traded . . . . . . . . . . . . . . $   29,908     $  30,744    $ 373,634     $ 389,724     (1)
      Private placements  . . . . . . . . . . . .     15,449        16,140      208,975       218,154     (2)
      Non-investment grade  . . . . . . . . . . .         --            --        1,721         1,721     (2)
  Available-for-sale securities:
      Publicly traded . . . . . . . . . . . . . .  3,913,833     3,913,833    3,743,698     3,743,698     (1)
      Private placements  . . . . . . . . . . . .    325,628       325,628       68,127        68,127     (2)
      Non-investment grade  . . . . . . . . . . .      9,313         9,313           --            --     (2)
  Trading account securities  . . . . . . . . . .      4,518         4,518        5,703         5,703     (1)
  Equity securities   . . . . . . . . . . . . . .     82,098        82,098       82,639        82,639     (1)
  Mortgage loans:
      Performing  . . . . . . . . . . . . . . . .  1,409,252     1,482,976    1,457,831     1,551,240     (3)
      Non-performing  . . . . . . . . . . . . . .      8,366         8,366       12,823        12,823     (4)
      Restructured on other than market terms . .     31,624        31,624       36,220        36,220     (4)
  Policy loans and other notes receivable . . . .     75,186        75,186       84,079        84,079     (5)
  Short-term investments. . . . . . . . . . . . .      6,371         6,371        6,349         6,349     (5)
  Cash and cash equivalents . . . . . . . . . . .    167,511       167,511       99,606        99,606     (5)
  Accrued investment income . . . . . . . . . . .     65,727        65,727       64,443        64,443     (5)
Financial liabilities:
  Investment contracts with defined maturities. .    294,605       294,762      299,607       301,140     (6)
  Investment contracts with no defined maturities  5,606,694     5,285,370    5,604,265     5,263,746     (7)
  Short-term debt   . . . . . . . . . . . . . . .     25,000        25,000       15,063        15,063     (5)
  Long-term debt  . . . . . . . . . . . . . . . .     76,500        76,500       92,000        92,000     (5)

-----------------
(1)    Fair value is based on publicly quoted market prices.
(2) Fair value is estimated using publicly quoted market prices for similar securities and adjusting by a spread which is reevaluated monthly, and approximates the spread on similar securities which the Company has purchased.
(3) Fair value is estimated using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.
(4) Fair value is based on external and internal appraisals less an allowance for estimated sales costs.
(5)    Carrying value approximates fair value.
(6) Fair value is estimated based upon the discounted cash flow method, using interest rates currently offered for similar contracts.
(7)    Fair value is defined as the amount payable on demand.

NOTE 15 -- STOCKHOLDERS' EQUITY

         Each of the life insurance companies is limited by various state insurance department regulations as to the amount of dividends and other payments that may be paid to its parent or affiliates. Dividends in excess of prescribed amounts require regulatory approval. Loans and advances are limited to certain prescribed maximums in various jurisdictions and, in any event, require "arms-length" terms. Dividends may generally be paid without prior regulatory approval if their fair market value, together with that of other dividends or distributions made within the preceding 12 months, does not exceed the greater of: (i) 10% of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (ii) the net gain from operations of the insurer, not including realized investment gains, for the 12-month period ending the 31st day of December next preceding. In addition, payments of dividends are limited to statutory unassigned surplus less 25% of unassigned surplus attributable to unrealized capital gains as determined in accordance with accounting practices prescribed or permitted by state insurance regulatory authorities. During 1997, $44.9 million is available for payment of dividends by JALIC to HNLIC without regulatory approval. Also, during 1997, $34.4 million is available for payment of dividends by HNLIC to the Company without regulatory approval.

         Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences in these accounting practices include: value of insurance in force, deferred policy acquisition costs, goodwill, statutory non-admitted assets and deferred federal income taxes are recognized under GAAP accounting, while asset valuation and interest maintenance reserves are not; surplus debentures are reported as surplus up to statutory limits for statutory purposes and as debt under GAAP; certain reinsurance agreements are accounted for as reinsurance for statutory purposes and as financing transactions under GAAP; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; investments in the Company's trading and available-for-sale accounts are carried at market value under GAAP and amortized cost under statutory reporting; and different assumptions are used in calculating future policyholders' benefits for statutory and GAAP purposes.

         The following reconciles capital and surplus and net income determined in accordance with accounting practices prescribed or permitted by the state insurance departments (statutory accounting practices) with stockholders' equity and net income on a GAAP basis (dollars in thousands). Included in the amounts stated in accordance with statutory accounting practices are amounts recorded in accordance with GAAP for the non-insurance subsidiaries.

Stockholders' Equity

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   1996              1995
                                                                                 --------         ----------
 Capital and surplus, on basis of statutory accounting practices,
    as filed with insurance regulatory authorities   . . . . . . . . . . . .     $339,040           $346,898
    Value of insurance in force  . . . . . . . . . . . . . . . . . . . . . .        9,230             14,515
    Deferred policy acquisition costs  . . . . . . . . . . . . . . . . . . .      269,988            277,404
    Goodwill   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       80,379             82,619
    Net unrealized gain on investments   . . . . . . . . . . . . . . . . . .       26,542             57,600
    Adjustment in policy and claim liabilities   . . . . . . . . . . . . . .     (257,149)          (284,350)
    Net deferred income tax assets   . . . . . . . . . . . . . . . . . . . .       28,185             32,973
    Statutory investment reserves  . . . . . . . . . . . . . . . . . . . . .       50,797             51,175
    Surplus debentures   . . . . . . . . . . . . . . . . . . . . . . . . . .      (78,071)           (98,479)
    Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,730)            (3,124)
                                                                                 --------          ---------
  Stockholders' equity, on basis of generally accepted
    accounting principles  . . . . . . . . . . . . . . . . . . . . . . . . .     $465,211          $ 477,231
                                                                                 ========          =========

Net Income

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                1996        1995          1994
                                                                             ---------    --------     ---------
Net income (loss), on basis of statutory accounting practices,
  as filed with insurance regulatory authorities. . . . . . . . . . . . .     $36,579     $(5,796)     $  72,190
  Change in unrealized gain (loss) on trading portfolio . . . . . . . . .        (110)        456         (4,464)
  Amortization of purchased intangibles . . . . . . . . . . . . . . . . .     (10,137)    (15,829)       (12,024)
  Capitalization and amortization of deferred policy acquisition
    costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,416)     (9,213)        45,688
  Adjustment of policy and claim liabilities. . . . . . . . . . . . . . .      29,198      32,170        (17,358)
  Effect of statutory investment reserves . . . . . . . . . . . . . . . .      (8,175)      5,367         (2,681)
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      (3,392)       (379)        (2,211)
  Cumulative effect of change in accounting principle . . . . . . . . . .          --          --           (541)
  Change in mortgage delinquency reserves . . . . . . . . . . . . . . . .      (2,657)        702          1,560
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,954)     (1,070)        (4,385)
                                                                              -------     -------      ---------
Net income, on basis of generally accepted accounting principles  . . . .     $30,936     $ 6,408      $  75,774
                                                                              =======     =======      =========

Treasury Stock

         The Company has acquired treasury shares of stock as a result of the exercise of put or call options on the redeemable common stock (see Note 12). The Company has also acquired treasury stock in consideration for the cost of stock option exercises. During 1995, the Company also acquired treasury shares pursuant to a common stock repurchase program. During 1996, restricted treasury shares were granted to an employee (see Note 16). The following is a summary of treasury stock activity, accounted for under the cost method, for the years ended December 31, 1996 and 1995 (dollars in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                                   1996                      1995
                                                         ------------------------   ---------------------
                                                          SHARES          COST       SHARES         COST
                                                         --------       -------     --------      -------
Balance, beginning of year  . . . . . . . . . . .         424,183       $9,329       261,652       $6,181
  Stock repurchase program  . . . . . . . . . . .              --           --       165,000        3,203
  Treasury stock option exercises (see Note 16) .            (448)         (10)       (2,469)         (55)
  Restricted stock granted  . . . . . . . . . . .         (36,000)        (643)           --           --
                                                          -------       ------       -------       ------
Balance, end of year  . . . . . . . . . . . . . .         387,735       $8,676       424,183       $9,329
                                                          =======       ======       =======       ======

NOTE 16 -- STOCK PLANS

         The Company maintains various stock-based compensation plans, which are described below, and applies APB 25 and related interpretations in accounting for such plans. As permitted under SFAS No. 123, no compensation cost has been recognized for these plans. Had compensation expense been determined using the alternative principles provided under SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):


                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                             1996             1995
                                                         -----------       ----------
Net income:
  As reported . . . . . . . . . . . . . . . . . . . . .   $ 30,936          $ 6,408
  Pro forma . . . . . . . . . . . . . . . . . . . . . .     28,720            5,635
Net income per common and common equivalent share:
  As reported . . . . . . . . . . . . . . . . . . . . .       1.15             0.20
  Pro forma . . . . . . . . . . . . . . . . . . . . . .       1.07             0.17

Long-Term Incentive Plan

         The Company has reserved a maximum of 2,618,428 shares of common stock to be available for options or grants during the term of the John Alden Financial Corporation Long-Term Incentive Plan. The exercise price of options granted under this plan equals the market value of the Company's common stock at the date of grant. Such options generally vest ratably over a three-year period and have a maximum term of ten years.

North Star Incentive Plan

         The Company maintains a compensation plan for certain employees of its captive marketing organization, North Star Marketing Corporation. A portion of the shares granted under this plan were issued with an option price of $1.00 and vest ratably over three years. The remaining shares were issued with an option price equal to the market value of the Company's common stock at the date of grant and were fully vested on that date. The shares granted under this plan have a maximum term of ten years.

Treasury Stock Options

         The common stock acquired by the Company pursuant to a stockholder agreement (see Note 15) is to be reserved for sale or transfer to certain designated full-time employees of the Company or to management stockholders at a price not less than the price paid by the Company to acquire the shares. The exercise price of options granted under this plan equals the market value of the Company's common stock at the date of grant. Such options are fully vested at the date of grant and have a maximum term of ten years.

Other Stock Plans

         On January 1, 1996 and January 1, 1995, the Company granted 61,390 and 46,400 restricted shares of common stock to certain management employees.
These shares vest over a three-year period from the date of grant. As of December 31, 1996, 93,920 restricted shares were outstanding.

         During 1996, the Company granted an employee 36,000 shares of its common stock held in treasury subject to certain restrictions, principally stating that the individual remain employed by the Company. These shares vest in three equal installments in April 1997, 1998 and 1999. Unearned compensation of $0.7 million was recognized as a separate component of stockholders' equity at the date of grant. The unearned compensation is being amortized over the three-year vesting period.

         The Company has established an Employee Stock Purchase Plan and Employee Savings Incentive Plan ("ESIP") for employees who have met certain eligibility requirements. Employees may designate a portion of their contributions to the ESIP to be invested in the common stock of the Company.

         The fair value of each option and stock grant during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2.1% and 2.0%, expected volatility of 45.8% and 49.0%, risk-free interest rates of 6.6% and 6.2%, and expected lives of six years.

         A summary of the Company's option plans as of and for the years ended December 31, 1996 and 1995 are as follows (shares in thousands):

                                                      1996                             1995
                                          -----------------------------     ------------------------------
                                                      WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                            SHARES     EXERCISE PRICE        SHARES      EXERCISE PRICE
                                          --------    -----------------     --------   -------------------
Outstanding at beginning of year . . . .     2,305        $19.36              1,739           $17.87
    Granted  . . . . . . . . . . . . . .       390         20.50                725            21.50
    Exercised  . . . . . . . . . . . . .       (50)         5.51                (91)            4.21
    Forfeited  . . . . . . . . . . . . .       (63)        22.91                (68)           24.57
                                             -----                            -----
Outstanding at end of year . . . . . . .     2,582         19.71              2,305            19.36
                                             =====                            =====
Options exercisable at year-end. . . . .     1,652                            1,370
Weighted-average fair value of options
   granted  during the year  . . . . . .     $9.05                            $9.38
Weighted-average fair value of restricted
   stock granted during the  year. . . .     18.20                            23.34

         The following table summarizes information about stock options outstanding at December 31, 1996 (options in thousands):


                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ------------------------------------------     ----------------------------
                                WEIGHTED-AVG.
RANGE OF EXERCISE                CONTRACTUAL      WEIGHTED-AVG.                    WEIGHTED-AVG.
      PRICES          NUMBER    REMAINING LIFE   EXERCISE PRICE         NUMBER    EXERCISE PRICE
 ---------------      ------    --------------   --------------         ------    --------------
$1 -  $20             1,052       6.1 years        $15.35                  986       $15.07
20 -   22               957       9.1 years         21.23                  202        21.71
22 -   36               573       7.7 years         25.19                  464        24.92
                      -----                                              -----
 1 -   36             2,582       7.6 years         19.71                1,652        18.65
                      =====                                              =====

NOTE 17 -- LEASES

         The Company leases office space, principally for regional administration and sales, office equipment and computer equipment under various operating leases with terms ranging up to 20 years. The Company has no material capital leases. Under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are as follows (dollars in thousands):

                                                                                      GROSS
                                                                                     RENTALS
                                                                                     -------

                 1997   . . . . . . . . . . . . . . . . . . . . . . . . .            $25,526
                 1998   . . . . . . . . . . . . . . . . . . . . . . . . .             14,109
                 1999   . . . . . . . . . . . . . . . . . . . . . . . . .             10,265
                 2000   . . . . . . . . . . . . . . . . . . . . . . . . .              6,059
                 2001   . . . . . . . . . . . . . . . . . . . . . . . . .              2,881
                 Later years  . . . . . . . . . . . . . . . . . . . . . .             11,629
                                                                                     -------
                     Total minimum future rentals   . . . . . . . . . . .            $70,469
                                                                                     =======

         As discussed in Note 11, in December 1995, the Company entered into an agreement relating to the sale and leaseback of certain fixed assets and capitalized software. Rental expense, which includes operating expenses associated with leased office space, for the years ended December 31, 1996, 1995, and 1994 is summarized as follows (dollars in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                               1996          1995        1994
                                                                             --------     ----------  ----------

      Office space  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $10,438      $11,903    $10,176
      Computer and related items  . . . . . . . . . . . . . . . . . . . . .    11,871       19,909     15,821
      Other (principally office equipment)  . . . . . . . . . . . . . . . .    16,382        4,883      8,138
                                                                             --------     --------   --------
        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $38,691      $36,695    $34,135
                                                                              =======      =======    =======

NOTE 18 -- BENEFIT PLANS

Pension Plan

         The Company has a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and compensation levels near retirement. The Company's policy is to fund the Plan's current statutory requirements. Net pension cost for the years ended December 31, 1996, 1995 and 1994 was $3.0 million, $2.7 million and $3.0 million, respectively.

         The following sets forth the funded status of the Plan at January 1, 1996 and 1995 and the amount of prepaid pension cost included in the Company's consolidated balance sheets at December 31, 1996 and 1995 (dollars in thousands):

                                                                                     1996              1995
                                                                                  ----------       ------------
Actuarial present value of benefit obligations:
   A.  Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . . .    $ 22,880           $ 15,829
                                                                                 ========           ========
   B.  Accumulated benefit obligation . . . . . . . . . . . . . . . . . . . .    $ 24,984           $ 17,721
                                                                                 ========           ========
   C.  Projected benefit obligation . . . . . . . . . . . . . . . . . . . . .    $ 30,692           $ 23,300
Plan assets at fair value, primarily listed stocks and bonds  . . . . . . . .      30,892             25,754
                                                                                 --------           --------
Plan assets greater than projected benefit obligation   . . . . . . . . . . .         200              2,454
Unrecognized prior service costs  . . . . . . . . . . . . . . . . . . . . . .        (794)              (874)
Unrecognized net loss from past experience different from that assumed  . . .       5,082              2,215
Unrecognized net asset at January 1, 1987 being recognized over 15 years  . .        (384)              (461)
                                                                                ---------          ---------
Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,104           $  3,334
                                                                                 ========           ========
Assumptions used were:
   Discount rate for actuarial present value of benefit obligations   . . . .         7.5%               8.5%
   Rate of increase in compensation   . . . . . . . . . . . . . . . . . . . .        4%-8%              4%-8%
   Expected long-term rate of return on assets  . . . . . . . . . . . . . . .           8%                 8%

Other Benefit Plans

         The Company maintains an unfunded benefit plan to provide life insurance and medical postretirement benefits to certain of its retired employees. The unfunded accumulated postretirement benefit obligation was $6.6 million and $8.0 million at December 31, 1996 and 1995, respectively. The Company also maintains certain unfunded defined benefit supplemental retirement plans. The accrued unfunded projected benefit obligations for the supplemental plans as of December 31, 1996 and 1995 aggregated approximately $6.2 million and $5.1 million, respectively.

         The Company provides certain benefits for former or inactive employees and their dependents during the time period following employment but before retirement. As of December 31, 1996, the Company has accrued $2.2 million of benefits owed under this plan.

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

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

         The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the years ended December 31, 1996 and 1995 are as follows (in thousands, except for per share amounts):

                 1996                                                         QUARTER
                 ----                                      ------------------------------------------------
                                                           FIRST        SECOND        THIRD          FOURTH
                                                           -----        ------        -----          ------
     Net insurance premiums and
       contract charges earned  . . . . . . . . . . .    $267,628       $262,484    $249,227        $245,235
     Revenues . . . . . . . . . . . . . . . . . . . .     300,012        289,543     272,304         252,823
     Benefits and expenses  . . . . . . . . . . . . .     289,909        276,755     274,822         274,867
     (Loss) income from continuing operations
       before (benefit) provision for income taxes
       and cumulative effect of change in accounting
       principle. . . . . . . . . . . . . . . . . . .      10,270         11,846      (2,574)        (23,349)
     Operating income (loss)  . . . . . . . . . . . .      13,808         14,503       7,817          (3,296)
     Net income (loss) from continuing operations . .       6,183          7,548      (2,498)        (12,944)
     Net income from discontinued operations  . . . .       7,653          5,843       8,236          10,915
     Net income (loss)  . . . . . . . . . . . . . . .      13,836         13,391       5,738          (2,029)
     Per common and common equivalent share:
       Net income (loss) from continuing operations          0.23           0.28       (0.11)          (0.52)
       Net income from discontinued operations  . . .        0.30           0.22        0.33            0.42
       Net income (loss)  . . . . . . . . . . . . . .        0.53           0.50        0.22           (0.10)
     Average shares outstanding . . . . . . . . . . .      25,627         25,689      25,664          25,620
                 1995                                                        QUARTER
                 ----                                      ------------------------------------------------
                                                           FIRST        SECOND        THIRD          FOURTH
                                                           -----        ------        -----          ------
     Net insurance premiums and
       contract charges earned  . . . . . . . . . . .    $256,656       $263,726    $267,352        $265,301
     Revenues . . . . . . . . . . . . . . . . . . . .     275,972        303,741     296,256         280,495
     Benefits and expenses  . . . . . . . . . . . . .     270,982        294,771     299,631         321,600
     (Loss) income from continuing operations
       before (benefit) provision for income taxes
       and cumulative effect of change in accounting
       principle  . . . . . . . . . . . . . . . . . .       4,990          8,970      (1,682)        (40,815)
     Operating income (loss)  . . . . . . . . . . . .      10,381         13,193       5,061         (24,535)
     Net income (loss) from continuing operations . .       2,717          5,708      (1,036)        (26,289)
     Net income from discontinued operations  . . . .       7,945          5,558       4,011           7,794
     Net income (loss)  . . . . . . . . . . . . . . .      10,662         11,266       2,975         (18,495)
     Per common and common equivalent share:
       Net income (loss) from continuing operations          0.09           0.21       (0.05)          (1.03)
       Net income from discontinued operations  . . .        0.31           0.21        0.15            0.31
       Net income (loss)  . . . . . . . . . . . . . .        0.40           0.42        0.10           (0.72)
     Average shares outstanding . . . . . . . . . . .      26,029         25,658      25,624          25,866

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                      Page No.
                                                                                                      ---------

Report of Independent Accountants on Financial Statement Schedules  . . . . . . . . . . . . . . . . .     F-2

Schedule I - Summary of Investments Other than Investments in Related Parties . . . . . . . . . . . .     S-2

Schedule II - Condensed Financial Information (Parent Company Only) . . . . . . . . . . . . . . . . .     S-3

Schedule III - Supplementary Insurance Information  . . . . . . . . . . . . . . . . . . . . . . . . .     S-7

Schedule IV - Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     S-8

Schedule V - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-9

                                                                      SCHEDULE I

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                       SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                                  AMOUNT AT
                                                                                WHICH CARRIED
                 TYPE OF INVESTMENT                                  MARKET       ON BALANCE
                                                         COST        VALUE          SHEET
                                                      ---------     -------    ---------------
Held-to-maturity securities:
  U.S. Government and government agencies and
     authorities..................................... $    5,090  $    5,152    $    5,090
  Public utilities...................................      3,500       3,671         3,500
  All other corporate bonds..........................     36,767      38,061        36,767
                                                      ----------  ----------    ----------
     Total held-to-maturity securities...............     45,357      46,884        45,357
                                                      ----------  ----------    ----------
Available-for-sale securities:
  U.S. Government and government agencies and
     authorities.....................................  1,037,987   1,042,885     1,042,885
  State, municipalities and political subdivisions...     25,854      27,496        27,496
  Foreign governments................................     15,625      16,266        16,266
  Public utilities...................................    253,501     258,290       258,290
  All other corporate bonds..........................  2,852,296   2,903,837     2,903,837
                                                      ----------  ----------    ----------
     Total available-for-sale securities.............  4,185,263   4,248,774     4,248,774
                                                      ----------  ----------    ----------

Trading account securities...........................      4,435       4,518         4,518
Equity securities....................................     73,692      82,098        82,098
Mortgage loans.......................................  1,449,242   1,522,966     1,449,242
Real estate owned....................................     11,483      11,483        11,483
Investment in real estate............................     39,903      39,903        39,903
Policy loans and other notes receivable..............     75,186      75,186        75,186
Short-term investments...............................      6,371       6,371         6,371
                                                      ----------  ----------    ----------
     Total investments............................... $5,890,932  $6,038,183    $5,962,932
                                                      ==========  ==========    ==========

                                                                     SCHEDULE II

                        JOHN ALDEN FINANCIAL CORPORATION
                             (Parent Company Only)
                        CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                  ASSETS                                               DECEMBER 31,
                                                                                 ----------------------
                                                                                    1996        1995
                                                                                 ---------   ----------
Cash and cash equivalents..................................................    $      554    $   1,851
Investments in subsidiaries................................................       511,583      488,104
Surplus debentures receivable from subsidiary..............................        76,600      103,480
Accrued investment income..................................................         2,472        3,223
Other assets...............................................................         4,497        5,869
                                                                               ----------    ---------
   Total assets............................................................    $  595,706    $ 602,527
                                                                               ==========    =========
                    LIABILITIES, REDEEMABLE SECURITIES
                         AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and other liabilities.................................    $    5,192    $   4,187
    Amounts payable to (receivable from) subsidiaries......................         5,116       (5,307)
    Short-term debt........................................................        25,000       15,000
    Long-term debt.........................................................        76,500       92,000
                                                                               ----------    ---------
        Total liabilities..................................................       111,808      105,880
                                                                               ----------    ---------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
    150,000 shares authorized, issued and outstanding;
    mandatory redemption value of $100 per share; including
    accrued dividends of $286; $101.91 per share...........................        15,286       15,286
  Common stock, $.01 par value; 667,430 and 850,974
    shares authorized, issued and outstanding..............................         3,401        4,130
                                                                               ----------    ---------
        Total redeemable securities........................................        18,687       19,416
                                                                               ----------    ---------
Stockholders' equity:
   Common stock, $.01 par value; 74,332,570 and 74,149,026 shares authorized; 25,055,843 and 24,822,322 shares issued;
      24,668,108 and 24,398,139 shares outstanding.........................           250          248
   Paid-in capital.........................................................       181,863      181,154
   Net unrealized gain on investments, net of income taxes ................        26,977       58,041
   Retained earnings.......................................................       268,109      250,167
   Redemption value of common stock in excess of cost......................        (2,669)      (3,050)
   Unearned compensation...................................................          (643)          --
   Treasury stock, at cost; 387,735 and 424,183 shares.....................        (8,676)      (9,329)
                                                                               ----------    ---------
          Total stockholders' equity.......................................       465,211      477,231
                                                                               ----------    ---------
          Total liabilities, redeemable securities and stockholders' equity    $  595,706    $ 602,527
                                                                               ==========    =========


           See accompanying Note to Condensed Financial Information.

                                                                    SCHEDULE II

                        JOHN ALDEN FINANCIAL CORPORATION
                             (Parent Company Only)
                        CONDENSED FINANCIAL INFORMATION
                              STATEMENTS OF INCOME
                             (Dollars in thousands)





                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   1996       1995        1994
                                                                 -------    --------     ------
Revenues:
  Net investment income...................................      $12,097    $16,335     $14,972
  Net realized investment gains...........................           --      1,945          --
                                                               --------    -------     -------
      Total revenues......................................       12,097     18,280      14,972
                                                               --------    -------     -------
Expenses:
   Interest expense.......................................        6,615      6,614       5,131
   Other..................................................        7,622      8,527       5,216
                                                               --------    -------     -------
     Total expenses.......................................       14,237     15,141      10,347
                                                               --------    -------     -------

(Loss) income before income taxes and equity in net
   earnings of subsidiaries...............................       (2,140)     3,139       4,625
(Benefit) provision for income taxes......................         (734)       587       1,604
                                                               --------    -------     -------
(Loss) income before equity in net earnings of
   subsidiaries...........................................       (1,406)     2,552       3,021
Equity in net earnings of subsidiaries....................       32,342      3,856      72,753
                                                               --------    -------     -------
Net income................................................      $30,936     $6,408     $75,774
                                                               ========    =======     =======





           See accompanying Note to Condensed Financial Information.

                                                                     SCHEDULE II

                        JOHN ALDEN FINANCIAL CORPORATION
                             (Parent Company Only)
                        CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                          1996       1995      1994
                                                                       --------    -------    -----
Cash flows from operating activities:
  Net income........................................................  $ 30,936    $ 6,408    $75,774
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in net earnings of subsidiaries.........................   (32,342)    (3,856)   (72,753)
     Net realized investment gains..................................        --     (1,945)        --
     Amortization of purchased intangibles..........................     1,320        959      2,502
     Decrease (increase) in accrued investment income...............       751        506     (1,860)
     (Decrease) increase in amounts payable to subsidiaries  .......    (1,032)       612        258
     Increase in other assets.......................................      (280)      (202)    (1,158)
     Stock option compensation expense..............................        --        256      3,381
     Receipt of dividend from subsidiaries..........................        --         --      5,000
     Increase (decrease) in accounts payable and other liabilities..     1,167      3,401     (2,628)
                                                                      --------    -------    -------
          Net cash provided by operating activities.................       520      6,139      8,516
                                                                      --------    -------    -------

Cash flows from investing activities:
    Collections of surplus debentures receivable
        from subsidiary.............................................    26,880     22,080     16,760
    Capital contributions to subsidiaries...........................   (22,200)   (46,302)   (27,540)
    Sales of equity securities......................................        --     37,012         --
    Purchase of equity securities...................................        --         --    (35,067)
                                                                      --------    -------    -------
        Net cash provided by (used in) investing activities.........     4,680     12,790    (45,847)
                                                                      --------    -------    -------

Cash flows from financing activities:
    Proceeds from borrowings of short-term and long-term debt.......    26,000     27,000     13,464
    Repayments of borrowings of short-term and long-term debt.......   (31,500)   (15,000)   (19,664)
    Receipts (payments) of borrowings from (to) subsidiaries........    11,455    (16,966)    14,382
    Sale of stock...................................................        --         --     29,982
    Sale (purchase) of treasury stock...............................        --     (3,203)        13
    Exercises of stock options .....................................       279        385      1,138
    Payment of dividends............................................   (12,731)   (12,248)   (10,668)
                                                                      --------    -------    -------
        Net cash (used in) provided by financing activities.........    (6,497)   (20,032)    28,647
                                                                      --------    -------    -------
Net decrease in cash and cash equivalents...........................    (1,297)    (1,103)    (8,684)
Cash and cash equivalents, beginning of year........................     1,851      2,954     11,638
                                                                      --------    -------    -------
Cash and cash equivalents, end of year..............................  $    554    $ 1,851    $ 2,954
                                                                      ========    =======    =======



           See accompanying Note to Condensed Financial Information.

                                                                    SCHEDULE II


                        JOHN ALDEN FINANCIAL CORPORATION
                             (Parent Company Only)
                        CONDENSED FINANCIAL INFORMATION

                    NOTE TO CONDENSED FINANCIAL INFORMATION





        The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K.

                                                                    SCHEDULE III

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in thousands)

                                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                          1996         1995        1994
                                                                        -------      -------     --------
 Deferred policy acquisition costs...............................     $  239,622   $  197,667   $  295,716
 Future policy benefits, losses, claims and loss expenses........      6,730,708    6,731,849    6,111,511
 Unearned premiums...............................................        156,924      135,954      128,489
 Net premium revenues and contract charges earned................      1,024,574    1,053,035      939,913
 Net investment income...........................................         45,460       50,388       38,145
 Benefits, claims, losses and expenses...........................        767,640      778,303      625,915
 Amortization of deferred policy acquisition costs...............         13,854       13,455        7,100
 Other operating expenses........................................        334,859      395,226      367,956
 Net premiums written............................................        855,707      942,829      874,589

                                                                    SCHEDULE IV

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)




                                                                                        PERCENTAGE
                                                  CEDED TO     ASSUMED                   OF AMOUNT
                                      DIRECT       OTHER      FROM OTHER       NET        ASSUMED
                                     BUSINESS    COMPANIES    COMPANIES      AMOUNT       TO NET
                                   -----------  -----------  ----------    ---------   -------------
Year Ended December 31, 1996
----------------------------
     Life insurance in force.....   $15,055,957  $2,967,777     $653,840   $12,742,020      5.1%
     Premiums....................     1,893,176     843,513       62,293     1,111,956      5.6%

Year Ended December 31, 1995
----------------------------
     Life insurance in force.....   $16,837,893  $3,158,977     $720,168   $14,399,084      5.0%
     Premiums....................     1,980,949     911,564       77,888     1,147,273      6.8%

Year Ended December 31, 1994
----------------------------
     Life insurance in force.....   $16,441,691  $2,516,454      $75,041   $14,000,278      0.5%
     Premiums....................     1,843,837     877,477       48,390     1,014,750      4.8%

                                                                      SCHEDULE V

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)





                                                                    ADDITIONS
                                                      BALANCE AT   CHARGED TO                  BALANCE
                                                      BEGINNING     COSTS AND                  AT END
                                                      OF PERIOD     EXPENSES    DEDUCTIONS    OF PERIOD
                                                      ----------   ----------   ----------    ---------
Year ended December 31, 1996
----------------------------
Reserve for impairment of mortgage loans............     $14,274       $9,681       $6,273      $17,682
Write-down for impairment of real estate............          --          829          829           --
Allowance for agents balances.......................       1,248          118           --        1,366
Valuation allowance on deferred tax asset...........       5,313           --        4,221        1,092
                                                         -------      -------      -------      -------
         Total......................................     $20,835      $10,628      $11,323      $20,140
                                                         =======      =======      =======      =======


Year ended December 31, 1995
----------------------------
Reserve for impairment of mortgage loans............     $13,161      $15,046      $13,933      $14,274
Write-down for impairment of real estate............          --        3,157        3,157           --
Allowance for agents balances.......................       2,505           --        1,257        1,248
Valuation allowance on deferred tax asset (1).......          --        5,313           --        5,313
                                                         -------      -------      -------      -------
         Total......................................     $15,666      $23,516      $18,347      $20,835
                                                         =======      =======      =======      =======



Year ended December 31, 1994
----------------------------
Reserve for impairment of mortgage loans............     $12,104      $14,431      $13,374      $13,161
Write-down for impairment of real estate............          --        4,205        4,205           --
Allowance for agents balances.......................       1,676          829           --        2,505
                                                         -------      -------      -------      -------
         Total......................................     $13,780      $19,465      $17,579      $15,666
                                                         =======      =======      =======      =======


(1) Includes approximately $3.7 million which was established upon the consolidation of a joint venture previously accounted for under the equity method.

                                Exhibit Index
                                -------------

       Exhibit
       Number        Exhibit

         3.1 Amended and Restated By-laws of the Registrant dated as of May 17, 1995. Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

         3.2 Amended and Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of Delaware on September 23, 1992. Filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant as filed with the Secretary of State of Delaware on October 2, 1992. Filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         3.4 Amended and Restated By-laws of the Registrant dated as of September 12, 1996, filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 1-11396) and incorporated herein by reference.

         4.1 Amended and Restated Certificate of Designation of 150,000 shares of 9% Cumulative Preferred Stock. Filed as Exhibit
                     4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         4.2 Credit Agreement among the Registrant, Certain Commercial Lending Institutions (named therein) and The Chase Manhattan Bank (National Association) dated February 17, 1993. Filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         4.3 Pledge Agreement among the Registrant, John Alden Systems Company, JA Services, Inc. and The Chase Manhattan Bank (National Association) dated February 17, 1993. Filed as
                     Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

         4.4 Sister Company Guarantee among John Alden Systems Company, JAFCO, Western Diversified Services, Inc., JA Services, Inc., John Alden Asset Management Company, Anchor Benefit Consulting, Inc., LensCard Systems Corporation and The Chase Manhattan Bank (National Association) dated February 17, 1993. Filed as Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.1 Compensation Letter Agreement between the Registrant and the Management Stockholders dated October 30, 1987. Filed as Exhibit 10.5 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.2         Loan Agreement between the Registrant and General Electric
                     Capital Corporation dated October 30, 1987.   Filed as
                     Exhibit 10.7 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.3 Term Note dated October 30, 1987 in the principal amount of $87,000,000. Filed as Exhibit 10.8 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.4 Intermediate Term Note dated October 30, 1987 in the principal amount of $76,350,000. Filed as Exhibit 10.9 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.5 Bridge Note dated October 30, 1987 in the principal amount of $75,000,000. Filed as Exhibit 10.10 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.6 Revolving Credit Note dated October 30, 1987 in the principal amount of $15,000,000. Filed as Exhibit 10.11 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.7 Surplus Debenture dated October 30, 1987 in the principal amount of $155,000,000. Filed as Exhibit 10.12 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.8 Subordinated Surplus Debenture dated October 30, 1987 in the principal amount of $72,000,000. Filed as Exhibit
                     10.13 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.9 Pledge and Security Agreement dated October 30, 1987, made by the Registrant to General Electric Capital Corporation. Filed as Exhibit 10.14 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.10 Employment Agreement dated December 13, 1988, between the Registrant and Lloyd E. Gearhart. Filed as Exhibit 10.20 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.11 John Alden Retirement Plan as Amended and Restated effective January 1, 1989. Filed as Exhibit 10.21 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.12 John Alden Senior Executive Supplemental Retirement Plan effective January 1, 1990. Filed as Exhibit 10.22 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.13 Supplemental Executive Retirement Plan effective December 1, 1984. Filed as Exhibit 10.22 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.14 Indemnity Coinsurance Agreement between JALIC and Oxford Life Insurance Company, dated January 1, 1989. Filed as
                     Exhibit 10.24 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.15 Indemnity Coinsurance Agreement between JALIC and Reliance Standard Life Insurance Company dated June 30, 1990.
                     Filed as Exhibit 10.25 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.16 Indemnity Coinsurance Agreement between JALIC and Reliance Standard Life Insurance Company dated October 31, 1990. Filed as Exhibit 10.26 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.17 Indemnity Coinsurance Agreement between JANY and The Franklin Life Insurance Company dated March 31, 1991. Filed as Exhibit 10.27 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.18 Reinsurance Agreement among JALIC, London Life Insurance Company and Transamerica Occidental Life Insurance Company dated October 1, 1991. Filed as Exhibit 10.28 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.19 Reinsurance Agreement between Western Diversified Life Insurance Company and ITT Lyndon Property Insurance Company dated December 1, 1991. Filed as Exhibit 10.29 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.20 Reinsurance Agreement between JALIC and Lincoln National Reassurance Company dated December 31, 1991. Filed as
                     Exhibit 10.30 to the Registrant's Registration Statement (No. 33-47644) on Form S-1 and incorporated herein by reference.

        10.21 Letter Agreement among Merrill Lynch Capital Partners, Inc., GE Capital, ERC, the Management Stockholders and the Registrant dated August 26, 1992. Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.22        Employment Agreement between the Registrant and Glendon E.
                     Johnson dated October 2, 1992. Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.23 John Alden Financial Corporation Employee Stock Purchase Plan. Filed as Exhibit 4.3 to the Registrant's Registration Statement (No. 33-55230) on Form S-8 and incorporated herein by reference.

        10.24        John Alden Financial Corporation Long-Term Incentive Plan.
                     Filed as Exhibit 4.5 to the Registrant's Registration Statement (No. 33-56656) on Form S-8 and incorporated herein by reference.

        10.25 Amended and Restated Registration Rights Agreement between the Registrant and General Electric Capital Corporation dated as of October 2, 1992. Filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.26 Amended and Restated Registration Rights Agreement between the Registrant and Merrill Lynch Capital Partners, Inc. dated as of October 2, 1992. Filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.27 Amended and Restated Registration Rights Agreement among the Registrant and Management Stockholders dated as of October 2, 1992. Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.28 Consent and Amendment to Loan Agreement between the Registrant and General Electric Capital Corporation dated September 22, 1992. Filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.29 Agreement to Amend Warrant between the Registrant and General Electric Capital Corporation dated September 22, 1992. Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.30 Agreement to Amend Warrant between the Registrant and Employers Reinsurance Corporation dated September 22, 1992. Filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.31 Amended and Restated Management Stockholders Agreement among the Management Stockholders and the Registrant dated February 17, 1993. Filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.32 North Star Marketing Organization Long-Term Incentive Plan. Filed as Exhibit 4.3 to the Registrant's Registration Statement (No. 33-56544) on Form S-8 and incorporated herein by reference.

        10.33 John Alden Financial Corporation Employee Savings Incentive Plan, as amended, together with Amendments 1 through 5 thereto. Filed as Exhibit 4.3 to the Registrant's Registration Statement (No. 33-56656) on Form S-8 and incorporated herein by reference.

        10.34 Letter agreement among the Registrant and the Management Stockholders dated October 2, 1992. Filed as Exhibit
                     10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.35 Stock and Warrant Purchase Agreement among Emperion Corporation, Electronic Data Systems Corporation and JA Services, Inc. dated December 17, 1991. Filed as Exhibit
                     10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.36 Amendment to Stock and Warrant Purchase Agreement dated December 30, 1992. Filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-11396) and incorporated herein by reference.

        10.37 Revolving Credit Agreement among John Alden Systems Company and The Chase Manhattan Bank (National Association), Barnett Bank of South Florida, N.A. and Shawmut Bank Connecticut, N.A. dated December 31, 1993. Filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 1-11396) and incorporated herein by reference.

        10.38 Amended and Restated Credit Agreement among the Registrant, Certain Commercial Lending Institutions (named therein) and the Chase Manhattan Bank (National Association) dated as of July 27, 1994. Filed as Exhibit
                     10.42 to the Registrant's Registration Statement (No. 33-78662) on Form S-3 and incorporated herein by reference.

       Exhibit
       Number        Exhibit

        10.39 Agreement dated July 27, 1994 to Amended and Restated Management Stockholders Agreement among the Management Stockholders and the Registrant dated February 17, 1993. Filed as Exhibit 10.54 to the Registrant's Registration Statement (No. 33-78662) on Form S-3 and incorporated herein by reference.

        10.40 Plan of Complete Liquidation and Dissolution of Emperion Corporation. Filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-11396) and incorporated herein by reference.

        10.41 Articles of Dissolution of Emperion Corporation dated December 29, 1994. Filed as Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-11396) and incorporated herein by reference.

        10.42 Reinsurance Agreement between JALIC and Lincoln National Reinsurance Company Limited dated as of September 30, 1995. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

        10.43 Trust Agreement among JALIC, Lincoln National Reinsurance Company Limited and The Chase Manhattan Bank, N.A. dated as of October 9, 1995. Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

        10.44 Amendment dated March 8, 1996 to Amended and Restated Credit Agreement among the Registrant, Certain Commercial Lending Institutions (named therein) and the Chase Manhattan Bank (National Association) dated as of July 27, 1994. Filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-11396) and incorporated herein by reference.

        10.45 Rights Agreement, dated as of December 13, 1996, between John Alden Financial Corporation and Chase Mellon Shareholder Services, L.L.C. Filed as Exhibit 2 to the Registrant's Form 8-K dated December 13, 1996 (Commission File No. 1-11396) and incorporated herein by reference.

       *10.46 Amendment dated November 1, 1996 to reinsurance agreement among JALIC, London Life Insurance Company and TransAmerica Occidental Life Insurance Company dated October 1, 1991.

       *10.47 Amendment dated February 28, 1997 to Employment Agreement between the Registrant and Glendon E. Johnson dated October 2, 1992.

        21.1         Subsidiaries of the Registrant.

       *23.1         Consent of Independent Accountants.

       *27.1         Financial Data Schedule.

        99.1 Financial Statements of the John Alden Financial Corporation Employee Stock Purchase Plan for the year ended December 31, 1996 (to be filed by amendment).

-----------------------
*     Filed herewith.