Form 10-K405/A
period 1996-12-31
ALDEN JOHN FINANCIAL CORP
filed 1997-04-30
CIK 822079

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ------------------
                               FORM 10-K/A NO. 1

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

                                                                           NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                                                WHICH REGISTERED
         -------------------------------------------------------------------------------------------
         COMMON STOCK, PAR VALUE $.01                                      NEW YORK STOCK EXCHANGE
         PREFERRED SHARE PURCHASE RIGHT                                     NEW YORK STOCK EXCHANGE

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ X ].

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


================================================================================

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to include Exhibit 99.1, Financial Statements for the year ended December 31, 1996 for the John Alden Financial Corporation Employee Stock Purchase Plan, together with the related Report of Independent Accountants and Consent of Independent Accountants as follows:

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 30th day of April, 1997.

                                        JOHN ALDEN FINANCIAL CORPORATION



                                        By: /s/ Scott L. Stanton
                                            ----------------------------------
                                            Scott L. Stanton
                                            Senior Vice President and Chief
                                            Financial Officer