Form 10-Q
period 1997-03-31
ALDEN JOHN FINANCIAL CORP
filed 1997-05-15
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





           QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997




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

        As of May 9, 1997, 25,357,353 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997

                                     Index

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements as of March 31, 1997
             (unaudited) and December 31, 1996, and for the three months
             ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)  . . . . . . . . . . . . .     1

             Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . .     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 6.      Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16



The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This and any other Form 10-Q, the Company's Annual Report to Stockholders, Form 10-K and any Form 8-K of the Company and any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-Q) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to federal and state government and regulatory policies, volatile and unpredictable developments (including utilization of medical services), the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in the development and introduction into the marketplace of the Company's new small group health insurance product, the ability of the Company to obtain desired contracts and pricing with providers, the consummation of the sale of the Company's Western Diversified Group and the ability to obtain dividend approval from state regulators. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                                 MARCH 31,
                                                                                                   1997               DECEMBER 31,
                                        ASSETS                                                  (UNAUDITED)                1996
                                                                                              ----------------      ----------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $46,420 and $46,884)............      $      45,847       $       45,357
   Available-for-sale securities, at market (cost $674,660 and $4,185,263)................            685,830            4,248,774
   Trading account securities, at market (cost $3,416 and $4,435).........................              3,466                4,518
Equity securities, at market (cost $43 and $73,692).......................................                 50               82,098
Mortgage loans............................................................................            158,223            1,449,242
Investment in real estate, at cost, less accumulated depreciation of $2,391 and $2,008....             39,593               39,903
Real estate owned.........................................................................             10,501               11,483
Policy loans and other notes receivable...................................................             33,418               75,186
Short-term investments....................................................................              1,001                6,371
                                                                                               ---------------      ---------------
     Total invested assets................................................................            977,929            5,962,932
Cash and cash equivalents.................................................................            161,759              167,511
Accrued investment income.................................................................             12,905               65,727
Deferred policy acquisition costs.........................................................             41,119              239,622
Investment deposits recoverable...........................................................             17,638              766,286
Reinsurance receivables...................................................................            177,471              204,379
Other assets..............................................................................            246,939              264,792
                                                                                               ---------------      ---------------
       Total assets.......................................................................      $   1,635,760       $    7,671,249
                                                                                               ===============      ===============


                   LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities.............................................................      $     805,810       $    6,887,632
  Funds payable under reinsurance treaties................................................             25,508               77,331
  Short-term debt.........................................................................             25,000               25,000
  Long-term debt..........................................................................             76,500               76,500
  Other liabilities.......................................................................            188,001              120,888
  Deferred gain on sale of Annuity Operations.............................................             45,025                   --
                                                                                               ---------------      ---------------
        Total liabilities.................................................................          1,165,844            7,187,351
                                                                                               ---------------      ---------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $623 and $286; $104.14 and $101.91 per share....................             15,623               15,286
  Common stock, $.01 par value; 666,230 and 667,430 shares
     authorized, issued and outstanding...................................................              3,116                3,401
                                                                                               ---------------      ---------------
        Total redeemable securities.......................................................             18,739               18,687
                                                                                               ---------------      ---------------
Stockholders' equity:
    Common stock, $.01 par value; 74,333,770 and 74,332,570 shares authorized; 25,057,043 and 25,055,843  shares issued; 24,669,308
      and 24,668,108 shares outstanding...................................................                250                  250
    Paid-in capital.......................................................................            181,864              181,863
    Net unrealized gain on investments, net of income taxes...............................              5,567               26,977
    Retained earnings.....................................................................            275,128              268,109
    Redemption value of common stock in excess of cost....................................             (2,385)              (2,669)
    Unearned compensation.................................................................               (571)                (643)
    Treasury stock, at cost; 387,735 shares...............................................             (8,676)              (8,676)
                                                                                               ---------------      ---------------
         Total stockholders' equity.......................................................            451,177              465,211
                                                                                               ---------------      ---------------
         Total liabilities redeemable securities and stockholders' equity.................      $   1,635,760       $    7,671,249
                                                                                               ===============      ===============


           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                        ----------------------------------------
                                                                                                  1997                1996
Revenues:
    Gross insurance premiums and contract charges earned.........................          $      445,108         $     483,200
    Ceded insurance premiums and contract charges earned.........................                (173,488)             (215,572)
                                                                                           ---------------       ---------------
         Net insurance premiums and contract charges earned......................                 271,620               267,628
    Net investment income........................................................                  11,454                11,802
    Other income, including experience refunds and expense allowances
       on reinsurance ceded......................................................                  26,611                19,883
    Net realized investment gains ...............................................                   2,802                   699
                                                                                           ---------------       ---------------
         Total revenues..........................................................                 312,487               300,012
                                                                                           ---------------       ---------------
Benefits and expenses:
    Gross claims incurred on insurance products..................................                 288,247               347,019
    Ceded claims incurred on insurance products..................................                (126,401)             (162,450)
                                                                                           ---------------       ---------------
         Net claims incurred on insurance products...............................                 161,846               184,569
    Universal life and investment-type contract benefits.........................                   4,683                 4,524
    Increase in life insurance reserves..........................................                  34,784                   115
                                                                                           ---------------       ---------------
         Total benefits..........................................................                 201,313               189,208
                                                                                           ---------------       ---------------
    Commissions, net of commissions ceded .......................................                  16,288                21,305
    General expenses, net of expenses ceded .....................................                  79,382                72,833
    Amortization of purchased intangibles........................................                   1,115                 1,770
    Amortization of deferred policy acquisition costs............................                   3,812                 3,087
    Interest expense.............................................................                   1,585                 1,706
                                                                                           ---------------       ---------------
           Total benefits and expenses...........................................                 303,495               289,909
                                                                                           ---------------       ---------------
Income from continuing operations before provision for income
            taxes and minority interest in joint venture's (income) loss.........                   8,992                10,103
Provision for income taxes.......................................................                   3,904                 4,087
Minority interest in joint venture's (income) loss...............................                    (385)                  167
                                                                                           ---------------       ---------------
Net income from continuing operations............................................                   4,703                 6,183
Net income from discontinued operations:
   Annuity Operations (net of income taxes of $3,341 and $4,449) ................                   5,490                 7,451
   Western Diversified Group (net of income taxes of $200 and $223) .............                     203                   202
                                                                                           ---------------       ---------------
Net income ......................................................................          $       10,396         $      13,836
                                                                                           ===============       ===============

Net income applicable to common stock............................................          $       10,058         $      13,498
                                                                                           ===============       ===============

Net income per common and common equivalent share (see Note 3):
      Net income from continuing operations......................................          $         0.17         $        0.23
      Net income from discontinued operations....................................                    0.22                  0.30
                                                                                           ---------------       ---------------
      Net income.................................................................          $         0.39         $        0.53
                                                                                           ===============       ===============



           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                               ---------------------------------------
                                                                                       1997                  1996
                                                                               ----------------        ---------------
Number of shares outstanding..............................................          24,669,308             24,546,637
                                                                               ================        ===============

Common stock, beginning of period.........................................      $          250          $         248
   Stock option exercises.................................................                  --                      1
   Transfer from redeemable common stock..................................                  --                      1
                                                                               ----------------        ---------------
Common stock, end of period...............................................      $          250          $         250
                                                                               ================        ===============

Paid-in capital, beginning of period......................................      $      181,863          $     181,154
   Stock option exercises.................................................                  --                    111
   Transfer from redeemable common stock..................................                   1                     83
                                                                               ----------------        ---------------
Paid-in capital, end of period............................................      $      181,864          $     181,348
                                                                               ================        ===============

Net unrealized gain on investments,  net of income taxes,
   beginning of period....................................................      $       26,977          $      58,041
   Change in net unrealized gain on investments, net of income taxes .....             (21,410)               (44,271)
                                                                               ----------------        ---------------
Net unrealized gain on investments, net of income taxes, end of period....      $        5,567          $      13,770
                                                                               ================        ===============

Retained earnings, beginning of period....................................      $      268,109          $     250,167
   Net income.............................................................              10,396                 13,836
   Dividends on redeemable preferred stock ($2.25 per share)..............                (338)                  (338)
   Dividends on common stock ($0.12 and $0.11 per share)..................              (3,039)                (2,781)
                                                                               ----------------        ---------------
Retained earnings, end of period..........................................      $      275,128          $     260,884
                                                                               ================        ===============

Redemption value of common stock in excess of cost,
   beginning of period....................................................      $       (2,669)         $      (3,050)
   Adjustment of put holder shares to market value........................                  (2)                   (24)
   Change in redemption value of common stock in excess of cost...........                 286                    493
                                                                               ----------------        ---------------
Redemption value of common stock in excess of cost, end of period.........      $       (2,385)         $      (2,581)
                                                                               ================        ===============

Unearned compensation, beginning of period................................      $         (643)         $          --
   Compensation expense recognized........................................                  72                     --
                                                                               ----------------        ---------------
Unearned compensation, end of period......................................      $         (571)         $          --
                                                                               ================        ===============

Treasury stock, beginning and end of period...............................      $       (8,676)         $      (9,329)
                                                                               ================        ===============

Stockholders' equity, beginning of period.................................      $      465,211          $     477,231
   Net income.............................................................              10,396                 13,836
   Change in net unrealized gain on investments, net of income taxes......             (21,410)               (44,271)
   Dividends on redeemable preferred stock ($2.25 per share)..............                (338)                  (338)
   Dividends on common stock ($0.12 and $0.11 per share)..................              (3,039)                (2,781)
   Change in redemption value of common stock in excess of cost...........                 286                    493
   Stock option exercises.................................................                  --                    112
   Compensation expense recognized........................................                  72                     --
   Adjustment of put holder shares to market value........................                  (2)                   (24)
   Transfer from redeemable common stock..................................                   1                     84
                                                                               ----------------        ---------------
Stockholders' equity, end of period.......................................      $      451,177          $     444,342
                                                                               ================        ===============



           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          ---------------------------------
                                                                                               1997                  1996
                                                                                          ---------------   ---------------
Net cash provided by operating activities..............................................    $     100,144     $      84,187
                                                                                          ---------------   ---------------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale.........................................................          100,396            28,940
            Equity securities..........................................................               --             1,383
            Real estate owned..........................................................            1,564             3,519
      Maturities, calls  and scheduled loan payments:
            Held-to-maturity...........................................................              248            16,775
            Available-for-sale.........................................................           71,055            50,776
            Mortgage loans and other notes receivable..................................           89,964            99,795
       Investments purchased:
            Held-to-maturity...........................................................               --           (57,431)
            Available-for-sale.........................................................          (16,782)          (85,794)
            Mortgage loans and other notes receivable..................................          (54,553)          (88,340)
            Investment in real estate..................................................              (76)             (150)
     Inflows from net sales and purchases of short-term investments ...................            3,043             1,995
     Net cash outflows from sale of Annuity Operations.................................         (177,616)               --
     Reclassification to net asset held for sale.......................................          (19,710)               --
     Purchases of property and equipment...............................................           (1,042)             (629)
                                                                                          ---------------   ---------------
   Net cash used in investing activities...............................................           (3,509)          (29,161)
                                                                                          ---------------   ---------------
Cash flows from financing activities:
     Repayments of borrowings of short-term and long-term debt.........................               --               (63)
     Receipts from universal life and investment-type contracts........................           69,587           175,334
     Payments on universal life and investment-type contracts..........................         (166,854)         (195,778)
     Payment of dividends..............................................................           (3,040)           (2,777)
     Stock option exercises............................................................               --               112
     Net increase in financial reinsurance ............................................           (2,080)               --
                                                                                          ---------------   ---------------
   Net cash used in financing activities...............................................         (102,387)          (23,172)
                                                                                          ---------------   ---------------
Net (decrease) increase in cash and cash equivalents...................................           (5,752)           31,854
Cash and cash equivalents, beginning of period ........................................          167,511            99,606
                                                                                          ---------------   ---------------
Cash and cash equivalents, end of period ..............................................    $     161,759    $      131,460
                                                                                          ===============   ===============

           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. As described in Note 2, the Company is disposing of certain operations. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

NOTE 2 -- DISCONTINUED OPERATIONS

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of John Alden Life Insurance Company ("JALIC"). This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed within two years.

         As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million, which was determined through arms-length negotiations. The consideration represents an approximately $162.3 million premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It does not include any capital and surplus used to support the annuity business in JALIC, which will remain in JALIC. Pursuant to the sale agreement, these amounts are subject to future post-closing adjustments. The Company believes that any such post-closing adjustments will not have a material effect on these amounts. The Company's available capital was enhanced by both the after-tax gain generated from the transaction and by the release of the net capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, this additional capital may be used to repurchase common stock, pay dividends, pay down debt and, to a lesser extent, for general corporate purposes.

         In addition to the $238.2 million purchase price for the Annuity Operations, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million, as reflected in the accompanying condensed consolidated statement of cash flows. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, on March 31, 1997, the Company reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale, which is included in other assets on the accompanying condensed consolidated balance sheet. This reclassification reduced cash and cash equivalents by $19.7 million.

         As a result of this sale and the previously announced proposed sale of its Western Diversified Group (the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage), on March 31, 1997 the Company recorded a net deferred gain of approximately $45.0 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including among other estimates an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in late 1997 and to earn the majority of the gain by December 31, 1998.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED) - (Continued)

         The Company is pursuing the sale of the Western Diversified Group. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business, and would be subject to applicable regulatory approvals. There can be no assurance that such sale will be consummated.

         The results of operations relating to the Annuity Operations and the Western Diversified Group for the three months ended March 31, 1997 and 1996 are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Total revenues for the discontinued operations for the three months ended March 31, 1997 and 1996 are as follows (dollars in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                  1997             1996
                                                                --------        ----------
 Annuity Operations.......................................      $102,909         $111,392
 Western Diversified Group................................        16,965           13,960

         Other assets at March 31, 1997 includes approximately $4.5 billion of investment deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities, and the net assets held for sale of the Western Diversified Group, adjusted to reflect the market value of available-for-sale securities, related to the discontinued operations.

NOTE 3 -- EARNINGS PER SHARE

         Net income per common and common equivalent share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      1997              1996
                                                                   ----------        ----------
Net income...................................................       $ 10,396          $ 13,836
Dividends on redeemable preferred stock......................           (338)             (338)
                                                                    --------          --------
Net income applicable to common stock........................       $ 10,058          $ 13,498
                                                                    ========          ========
Average common and common equivalent shares outstanding......         25,501            25,627
                                                                    ========          ========

         Average common and common equivalent shares outstanding include common shares outstanding and common stock equivalents attributable to outstanding stock options. All potentially dilutive securities are considered to be common stock equivalents.

NOTE 4 --LEGAL PROCEEDING

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

SALE OF ANNUITY OPERATIONS AND WESTERN DIVERSIFIED GROUP

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed within two years.

         As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million, which was determined through arms-length negotiations. The consideration represents an approximately $162.3 million premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It does not include any capital and surplus used to support the annuity business in JALIC, which will remain in JALIC. Pursuant to the sale agreement, these amounts are subject to future post-closing adjustments. The Company believes that any such post-closing adjustments will not have a material effect on these amounts. The Company's available capital was enhanced by both the after-tax gain generated from the transaction and by the release of the net capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $175 million to $200 million of capital available for other uses. Subject to applicable regulatory approvals, this additional capital may be used to repurchase common stock, pay dividends, pay down debt and, to a lesser extent, for general corporate purposes.

         As a result of this sale and the previously announced proposed sale of its Western Diversified Group (the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage), on March 31, 1997 the Company recorded a net deferred gain of approximately $45.0 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including among other estimates an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in late 1997 and to earn the majority of the gain by December 31, 1998.

         The Company is pursuing the sale of the Western Diversified Group. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sale will be consummated.

                             RESULTS OF OPERATIONS

RESULTS SUMMARY

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                               1997               1996
                                                                        ----------------     --------------
                                                                  (In millions, except share and per share data)
 Operating income (1):
   Continuing operations                                                        $2.5              $5.5
   Discontinued operations                                                       8.0               8.3
      Total                                                                     10.5              13.8
 Net income:
   Continuing operations                                                         4.7               6.2
   Discontinued operations                                                       5.7               7.6
      Total                                                                     10.4              13.8
 Net income applicable to common stock                                          10.1              13.5
 Operating income per common share (1):
   Continuing operations                                                        0.10              0.21
   Discontinued operations                                                      0.31              0.33
      Total                                                                     0.41              0.54
 Net income per common share                                                    0.39              0.53
 Average common equivalent shares outstanding (000's)                         25,501            25,627

---------------------
(1) Applicable to common stock, excluding net realized investment gains (losses) and after preferred stock dividends.

STATEMENT OF INCOME DATA

         The Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations. The Company's continuing operations primarily consist of its group health business, stop-loss reinsurance business and joint venture Health Maintenance Organization ("HMO").

CONTINUING OPERATIONS

         The following tables recast the accompanying Condensed Consolidated Statements of Income for continuing operations for the three months ended March 31, 1997 and 1996 as a percent of net insurance premiums and contract charges earned ("net premiums"), and provide other relevant information:


                                                                                                                 POINT CHANGE
                                                                              THREE MONTHS ENDED MARCH 31,         POSITIVE
                                                                            --------------------------------      (NEGATIVE)
                                                                                 1997 (1)           1996            EFFECT
                                                                            ---------------      -----------    --------------
Revenues:
  Gross insurance premiums and contract charges earned.....................       173.6%           180.5%           (6.9)%
  Ceded insurance premiums and contract charges earned.....................       (73.6)%          (80.5)%           6.9%
                                                                                 ------           ------           -----
     Net insurance premiums and contract charges earned....................       100.0%           100.0%            0.0%
  Net investment income....................................................         4.6%             4.4%            0.2%
  Other income.............................................................        11.5%             7.4%            4.1%
  Net realized investment gains............................................         1.2%             0.3%            0.9%
                                                                                 ------           ------           -----
     Total revenues........................................................       117.3%           112.1%            5.2%
                                                                                 ------           ------           -----
Benefits and expenses:
  Gross claims incurred on insurance products..............................       122.0%           129.7%            7.7%
  Ceded claims incurred on insurance products..............................       (53.6)%          (60.7)%          (7.1)%
                                                                                 ------           ------           -----
     Net claims incurred on insurance products.............................        68.4%            69.0%            0.6%
  Universal life and investment-type contract benefits.....................         2.0%             1.7%           (0.3)%
  Increase in life insurance reserves......................................        (0.1)%             --             0.1%
                                                                                 ------           ------           -----
  Total benefits...........................................................        70.3%            70.7%            0.4%
                                                                                 ------           ------           -----
  Commissions..............................................................         6.8%             8.0%            1.2%
  General expenses.........................................................        33.6%            27.2%           (6.4)%
  Amortization of purchased intangibles....................................         0.5%             0.7%            0.2%
  Amortization of deferred policy acquisition costs........................         1.6%             1.2%           (0.4)%
  Interest expense.........................................................         0.7%             0.6%           (0.1)%
                                                                                 ------           ------           -----
     Total benefits and expenses...........................................       113.5%           108.4%           (5.1)%
                                                                                 ------           ------           -----
Income from continuing operations before
  provision for income taxes and minority
  interest in joint venture's (income) loss................................         3.8%             3.7%            0.1%
Prsion for income taxes....................................................         1.6%             1.5%           (0.1)%
Minority interest in joint venture's (income) loss.........................        (0.2)%            0.1%           (0.3)%
                                                                                 ------           ------           -----
Net income from continuing operations......................................         2.0%             2.3%           (0.3)%
                                                                                 ======           ======           =====



                                                      THREE MONTHS ENDED MARCH 31,     PERCENTAGE CHANGE
                                                      ----------------------------    POSITIVE (NEGATIVE)
                                                           1997            1996             EFFECT
                                                      ------------     -----------    -------------------
 Other relevant information:
    Group insured data:
       Employers (2)................................      165,000         228,000          (27.6)%
       Employee lives...............................      419,000         600,000          (30.2)
       Group covered lives..........................      793,000       1,147,000          (30.9)
       HMO covered lives............................       91,000          55,000           65.5
          Total covered lives.......................      884,000       1,202,000          (26.5)
    Group gross medical loss ratio..................         67.6%           72.5%           4.9

-------------------------
(1) For the three months ended March 31, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 30,000 and 37,000 groups, each group made up of one individual, as of March 31, 1997 and 1996, respectively, marketed through an association trust.

         Gross premiums decreased 7.9% to $445.1 million for the three months ended March 31, 1997 from $483.2 million for the three months ended March 31, 1996. During the three months ended March 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the three months ended March 31, 1997.
All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 15.3% to $409.2 million from the prior year. This decrease was primarily a result of the 30.9% decrease in group covered lives discussed below, partially offset by premium rate increases and growth in the premiums earned in the joint venture HMO. This joint venture, NHP Holding Company, Inc. ("NHP"), was formed in the third quarter of 1994 with a physician hospital organization. Covered lives in the HMO have increased 65.5% to 91,000 at March 31, 1997 from 55,000 at March 31, 1996. The Company's 50% share of the net income of NHP was $0.4 million for the three months ended March 31, 1997 as compared to a loss of $0.2 million for the three months ended March 31, 1996.

         During 1996, the Company continued to experience relatively high gross medical loss ratios. In response, the Company significantly increased premium rates, improved provider discount arrangements, redesigned benefit packages, modified commission structures and discontinued portions of the business as deemed advisable. In 1996, the Company ceased marketing in the State of Kentucky and terminated certain other marketing arrangements. These various actions contributed to a 30.9% decrease in group covered lives to 793,000 at March 31, 1997 from 1,147,000 at March 31, 1996.

         Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"). The amount of these profit sharing provisions has increased between these periods due primarily to the decrease in the group gross medical loss ratio.

         Total benefits decreased 12.6% to $165.4 million for the three months ended March 31, 1997 from $189.2 million for the three months ended March 31, 1996, and total benefits as a percentage of net premiums decreased to 70.3% from 70.7% for these same periods. The group gross medical loss ratio was 67.6% for the three months ended March 31, 1997 as compared to 72.5% for the three months ended March 31, 1996. Much of this gross medical loss ratio improvement is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above. The Company believes it is too early to know to what extent the improvement in the group gross medical loss ratio is from external or internal factors. The Company believes it is also too early to know if this improvement is a temporary improvement or a trend.

         Commissions, as a percentage of net premiums, declined to 6.8% for the three months ended March 31, 1997 from 8.0% for the three months ended March 31, 1996. This decrease was primarily due to the relative decrease in new group product sales, which incur a higher commission rate than renewals. In addition, the decrease has been affected by the increase in sales of the HMO product, which incur a lower commission rate than group products.

         General expenses increased 9.1% to $79.4 million for the three months ended March 31, 1997 from $72.8 million for the three months ended March 31, 1996, and general expenses as a percentage of net premiums increased to 33.6% from 27.2% for these same periods. During the three months ended March 31, 1997, the Company restructured its operations in conjuction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. On March 31, 1997, the Company announced that during 1997 it would reduce its workforce by approximately 725 employees, of which approximately 475 employees are included in the Company's continuing operations and which represents approximately 20% of the continuing operations workforce. Accordingly, the Company incurred a pre-tax charge to continuing operations of $23.0 million for severance and related charges. During the three months ended March 31, 1996, the Company incurred a $6.7 million continuing operations pre-tax charge related to its strategic evaluation of operations. Excluding these charges, general expenses decreased 14.7% to $56.4 million for the three months ended March 31, 1997 from $66.1 million for the three months ended March 31, 1996, and general expenses as a percentage of net premiums decreased to 23.9% from 24.7% for these same periods.

         The Company's net income from continuing operations was 2.0% of net premiums for the three months ended March 31, 1997, compared to 2.3% for the three months ended March 31, 1996. Excluding the significant charges incurred in each period relating to the Company's strategic evaluation and restructuring of its business, net income from continuing operations as a percent of net premiums increased to 8.4% for the three months ended March 31, 1997 from 3.9% for the three months ended March 31, 1996. This increase is primarily due to the decrease in the group gross medical loss ratio. Due to the uncertainty regarding future trends of the medical loss ratio and the general expense ratio, there can be no assurance that this improvement will continue in the future.

DISCONTINUED OPERATIONS

         On March 31, 1997, the Company sold its Annuity Operations to SunAmerica. The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed within two years.

      The Company is pursuing the sale of the Western Diversified Group. Such sale may be in the form of a sale of all of the common stock of the subsidiaries which comprise the Western Diversified Group or the reinsurance of the applicable business and would be subject to applicable regulatory approvals. There can be no assurance that such sale will be consummated.

ANNUITY OPERATIONS


                                          THREE MONTHS ENDED MARCH 31,        PERCENTAGE CHANGE
                                          ----------------------------        POSITIVE (NEGATIVE)
                                             1997              1996                 EFFECT
                                          ---------          ---------        ------------------
                                            (Dollars in millions)
 Total revenues.........................   $ 102.9           $ 111.4                (7.6)%
 Pre-tax operating income (net spread
   earned)..............................      12.3              13.1                (6.1)
 Net realized investment losses.........      (3.5)             (1.2)             (191.7)
 Pre-tax income.........................       8.8              11.9               (26.1)

         The net spread earned decreased 6.1% to $12.3 million for the three months ended March 31, 1997 from $13.1 million for the three months ended March 31, 1996. Pre-tax income decreased 26.1% to $8.8 million for the three months ended March 31, 1997 from $11.9 million for the three months ended March 31, 1996 due to the decrease in net spread earned and increased net realized investment losses.

WESTERN DIVERSIFIED GROUP


                                         THREE MONTHS ENDED MARCH 31,     PERCENTAGE CHANGE
                                         ----------------------------    POSITIVE (NEGATIVE)
                                           1997               1996             EFFECT
                                         --------         -----------    -------------------
                                           (Dollars in millions)
 Written premiums.......................   $19.1             $20.0             (4.5)%
 Gross insurance premiums and contract
   charges earned.......................    19.4              17.4              11.5
 Pre-tax income.........................     0.4               0.4               --

         Pre-tax income of the Western Diversified Group was $0.4 million for each of the three months ended March 31, 1997 and 1996.


                                BUSINESS OUTLOOK

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In connection with this strategy, the Company has decided to stop selling small group insurance plans in California, Maryland and New Jersey and to terminate existing small group insurance plans in these states. The Company began the introduction of a new product in April 1997 and as of May 1997 is offering this product in 19 states. The Company anticipates that by the end of the third quarter of 1997 this product will be available in most of the states in which the Company expects to focus its marketing efforts. As the Company exits these three states and possibly other states, and until the new product is sold in sufficient quantities to exceed lapses of the existing inforce product, the Company may experience further reductions in group covered lives, and as a result, in gross premiums. If gross premiums decline at a faster rate than the Company is able to reduce non-variable general expenses, the group gross expense ratio could increase in the future.

         The Company believes it is too early to know to what extent the improvement in the group gross medical loss ratio realized in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is from external or internal factors. The Company believes it is also too early to know if this improvement is a temporary improvement or a trend.

         The Company has generally experienced a higher gross medical loss ratio in the fourth quarter versus other quarters of the year.
The Company believes that these higher medical loss ratios are primarily due to increased incidence of claims associated with the colder, winter climate and the fact that insureds generally exceed the calendar year deductible and out-of-pocket expense limits of their policies by that time of year. The Company has also generally experienced relatively higher gross medical loss ratios with groups that have been inforce for a longer period of time. Therefore, new business has generally produced relatively lower gross medical loss ratios compared to the renewing inforce business. The Company believes that by the end of the third quarter of 1997 it will be selling its new product in most of the states in which the Company expects to focus its marketing efforts. The new product sales, together with the decline in group covered lives discussed above, may result in premiums from new product sales representing a relatively larger percentage of premiums in the fourth quarter of 1997 than in recent quarters. The Company cannot predict the level of new sales or the extent to which the historical pattern of relatively high medical loss ratios in the fourth quarter will continue, increase or decrease in the future.

         Historically, group insurance business has been subject to pricing and profitability cycles that are driven by competitive price pressures within the industry. These pressures and other factors make it difficult to predict with certainty the effect pricing changes will have on the Company's profitability. Traditionally, the cycle has been characterized by a period of higher profitability, which has fostered intense price competition and aggressive marketing by new entrants and existing companies striving to increase market share, thereby resulting in lower profitability. The lower profitability typically resulted in a withdrawal of competitors and a firming of prices, resulting once again in increased profitability and a renewal of the cycle. There are factors in the current cycle that were not present in previous cycles. The first significant factor is small group and individual healthcare legislative reform and its effect on medical underwriting and pricing. Small group and individual healthcare reforms, primarily at the state level and increasingly at the federal level, include legislation on matters such as guaranteed issue, mandated benefits, premium rate limits (including community rating and modified community rating), guaranteed renewability, minimum loss ratio mandates, risk adjustment mechanisms which allocate losses of individual carriers to group carriers, and other reforms. Secondly, managed care providers, the most significant of which are HMO's, now represent a more significant source of competition than in previous cycles.

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


                        LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

      The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of March 31, 1997, the Company has $23.5 million available under the revolving credit loan. The principal amount of outstanding indebtedness of the Company was $101.5 million as of both March 31, 1997 and December 31, 1996. The Company made a scheduled principal payment of $25.0 million in April 1997. Future required principal payments are $41.5 million in 1998 and $35.0 million in 1999. As of March 31, 1997 and December 31, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.27 to 1 and 0.26 to 1, respectively. The weighted average interest rates on the Company's indebtedness were approximately 6.4% and 6.5% for the three months ended March 31, 1997 and 1996, respectively.

DIVIDENDS

         The Credit Agreement restricts dividends and other distributions payable by the Company. In any period of 12 consecutive months, the Company may pay cash dividends on, or repurchase for cash, capital stock in an amount not to exceed 15% of net worth (representing stockholders' equity excluding net unrealized gains (losses) on investments plus redeemable securities) as of the end of the fiscal quarter ending on or most recently prior to the last day of such 12 month period ($69.7 million for the 12 months ended March 31, 1997).

         The Company paid preferred stock dividends of approximately $0.7 million in April 1997. In March 1997, the Company declared common stock dividends of approximately $3.0 million which were paid in April 1997.

CASH FLOWS

         Net cash provided by operating activities increased to $100.1 million for the three months ended March 31, 1997 from $84.2 million for the three months ended March 31, 1996. While net income of $10.4 million for the three months ended March 31, 1997 was less than the net income of $13.8 million for the three months ended March 31, 1996, the 1997 period includes a pre-tax charge of $23.0 million for severance and related charges, as discussed previously. The majority of this amount will be paid in cash in subsequent quarters. Therefore, the net cash flow from operations from other sources and uses for the three months ended March 31, 1997 exceeded the net cash flow from operations for the three months ended March 31, 1996.

         Net cash used in investing activities decreased to $3.5 million for the three months ended March 31, 1997 from $29.2 million for the three months ended March 31, 1996. In connection with the sale of the Annuity Operations discussed above, SunAmerica paid a purchase price to the Company of $238.2 million. In addition, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, on March 31, 1997, the Company reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale, which is included in other assets on the accompanying condensed consolidated balance sheet. This reclassification reduced cash and cash equivalents by $19.7 million. Offsetting these uses of cash and cash equivalents during the three months ended March 31, 1997 were proceeds from sales, maturities and repayments of investments.

         Net cash used in financing activities increased to $102.4 million for the three months ended March 31, 1997 from $23.2 million for the three months ended March 31, 1996. This was due to decreased sales of annuity products and an increase in surrender activity of such products following the announcement in March 1996 that the Company was selling its Annuity Operations.

         The Annuity Operations have historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities.
In 1996 and for the three months ended March 31, 1997, surrenders or other payments have exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company will no longer have the positive cash flows from operations in connection with this business. A large portion of the net positive cash flows from operations for the three months ended March 31, 1997 of $100.1 million was attributable to the Annuity Operations. Conversely, the majority of the net negative cash flows from financing activities of $102.4 million for the three months ended March 31, 1997 will no longer be experienced. Future cash flows from investing activities will be reduced from historical levels because the Company's investment portfolio has been reduced from approximately $6.0 billion at December 31, 1996 to approximately $1.0 billion at March 31, 1997 following the sale of the Annuity Operations.

         The Company has recently developed a new small group health insurance product, which was introduced into the marketplace beginning in April 1997.
The Company will also be enhancing its management of provider relationships and risk-sharing programs. In conjunction with these actions, the Company will be reviewing its current and future information systems needs. As a result, the Company may need to make additional investments in its information systems in the future to support the operations of the business and as the Company prepares for the transitioning of operations into the year 2000.

         The Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to service its debt, redeem preferred stock, pay anticipated dividends and satisfy other requirements.

REINSURANCE

         As discussed above, in conjunction with the sale of the Annuity Operations, the Company has entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance is initially on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed within two years. Assets equal to the amount of policy reserves ceded of approximately $3.6 billion have been placed in trust for the benefit of JALIC. In addition, substantially all of the Company's existing coinsurance which had previously been ceded to other reinsurers has now been assigned to SunAmerica. Assets equal to these reserves of approximately $0.7 billion have been placed in trust for the benefit of SunAmerica. JALIC, in turn, is indemnified under these reinsurance agreements by SunAmerica. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

INVESTMENTS

         The following table sets forth the composition of the Company's debt securities portfolio by rating as of March 31, 1997 (dollars in thousands):

                         HELD-TO-            AVAILABLE-             TRADING            TOTAL         % OF TOTAL
                         MATURITY             FOR-SALE              ACCOUNT           CARRYING        CARRYING
                         SECURITIES          SECURITIES            SECURITIES          VALUE            VALUE
                         ----------          ----------            ----------        ----------      ----------
Rating (1)
AAA (2).............     $ 21,032            $ 262,734             $  3,466          $ 287,232          39.1%
AA..................        6,298               98,977                   --            105,275          14.3
A...................       13,594              245,174                   --            258,768          35.2
BBB.................        4,923               78,945                   --             83,868          11.4
                         --------            ---------             --------          ---------         -----
  Total.............     $ 45,847            $ 685,830             $  3,466          $ 735,143         100.0%
                         ========            =========             ========          =========         =====

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

(2) Includes approximately $63,141,000 of U.S. government and agency debt securities.

                                    PART II

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 See accompanying Index to Exhibits below.

         (b)     Reports on Form 8-K
                 Form 8-K filed on April 15, 1997 relating to the sale of the Company's Annuity Operations to SunAmerica Life Insurance Company.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                JOHN ALDEN FINANCIAL CORPORATION



Date: May 14, 1997                      By: /s/ Scott L. Stanton
                                           ------------------------------------
                                                 Scott L. Stanton
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit
 No.                                                   Description
 ---                                                   -----------
 10.48     Stock Purchase and Sale Agreement by and between John Alden Life Insurance Company ("JALIC") and
           SunAmerica Life Insurance Company ("SunAmerica") dated November 29, 1996.  Filed as Exhibit 10.1 to the Registrant's Current Report on Form  8-K filed April 15, 1997 (Commission File No.
           1-11396) and incorporated herein by reference.

 10.49     Asset Purchase and Sale Agreement by and between JALIC and SunAmerica dated November 29, 1996.
           Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 15, 1997
           (Commission File No. 1-11396) and incorporated herein by reference.

 10.50     Indemnity Reinsurance Agreement by and between JALIC and SunAmerica dated as of March 31, 1997.
           Filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed April 15, 1997
           (Commission File No. 1-11396) and incorporated herein by reference.

 10.51     Assumption Reinsurance Agreement dated as of March 31, 1997 by and between JALIC and SunAmerica.
           Filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed April 15, 1997
           (Commission File No. 1-11396) and incorporated herein by reference.

 10.52     Trust Agreement by and among SunAmerica as Grantor and JALIC as Beneficiary and Bankers Trust
           Company as Trustee dated March 31, 1997.  Filed as Exhibit 10.5 to the Registrant's Current
           Report on Form 8-K filed April 15, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

 10.53     Transition Services Agreement between JALIC and SunAmerica dated March 31, 1997.  Filed as
           Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed April 15, 1997 (Commission
           File No. 1-11396) and incorporated herein by reference.

 10.54     Transition Services Agreement between JALIC and John Alden Life Insurance Company of New York
           ("JANY") dated March 31, 1997.  Filed as Exhibit 10.7 to the Registrant's Current Report on Form
           8-K filed April 15, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

 10.55     Administrative Services Agreement between JALIC and SunAmerica dated March 31, 1997.  Filed as
           Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed April 15, 1997 (Commission
           File No. 1-11396) and incorporated herein by reference.

 10.56     Interim Servicing Agreement between John Alden Asset Management Company, SunAmerica and JANY
           dated as of March 31, 1997.  Filed as Exhibit 10.9 to the Registrant's Current Report on Form
           8-K filed April 15, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

 10.57     Asset Repurchase Agreement by and between JALIC and SunAmerica dated March 31, 1997.  Filed as
           Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed April 15, 1997 (Commission
           File No. 1-11396) and incorporated herein by reference.

 10.58     Marketing Agreement dated March 28, 1997 by and between SunAmerica and NSM Sales Corporation.
           Filed as Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed April 15, 1997
           (Commission File No. 1-11396) and incorporated herein by reference.

 Exhibit
 No.                                                   Description
 ---                                                   -----------
 10.59     Amendment No. 1 dated March 31, 1997 to the Stock Purchase and Sale Agreement dated November 29,
           1996 by and between JALIC and SunAmerica.  Filed as Exhibit 10.12 to the Registrant's Current
           Report on Form 8-K filed April 15, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

 10.60     Amendment No. 1 dated March 31, 1997 to the Asset Purchase and Sale Agreement dated November 29,
           1996 by and between JALIC and SunAmerica.  Filed as Exhibit 10.13 to the Registrant's Current
           Report on Form 8-K filed April 15, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

 10.61     Amendment No. 1 to Marketing Agreement between SunAmerica and NSM Sales Corporation.  Filed as
           Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed April 15, 1997 (Commission
           File No. 1-11396) and incorporated herein by reference.

 10.62     Deferred Compensation Agreement dated April 2, 1997, by and between John Alden Financial
           Corporation and Glendon E. Johnson.


 27        Financial Data Schedule