Form 10-Q
period 1997-06-30
ALDEN JOHN FINANCIAL CORP
filed 1997-08-13
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





           QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

        As of August 8, 1997, 25,370,413 shares of Common Stock, par value $.01, were outstanding.

                       JOHN ALDEN FINANCIAL CORPORATION

                                  FORM 10-Q

                     For the Quarter Ended June 30, 1997


                                       Index

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements as of June 30, 1997
              (unaudited) and December 31, 1996, and for the three and six months
              ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)..................................   1

              Notes to Condensed Consolidated Financial Statements (unaudited)...............................   5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................................   8

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................  17

Item 4.       Submission of Matters to a Vote of Security Holders...........................................   18

Item 6.       Exhibits and Reports on Form 8-K...............................................................  18


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This and any other Form 10-Q, the Company's Annual Report to Stockholders, Form 10-K and any Form 8-K of the Company and any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-Q) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to federal and state government and regulatory policies, volatile and unpredictable developments (including utilization of medical services), the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in the development and introduction into the marketplace of the Company's new small group health insurance product, the ability of the Company to obtain desired contracts and pricing with providers, the consummation of the sale of the Company's Western Diversified Group, the ability to obtain dividend approval from state regulators and the ability of the Company to control costs. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                       JUNE 30,
                                                                                         1997        DECEMBER 31,
                                     ASSETS                                          (UNAUDITED)         1996
                                                                                     -----------     -----------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $46,790 and $46,884)....   $   45,613      $   45,357
   Available-for-sale securities, at market (cost $529,652 and $4,185,263)........      551,152       4,248,774
   Trading account securities, at market (cost $3,414 and $4,435).................        3,491           4,518
Equity securities, at market (cost $8 and $73,692)................................           17          82,098
Mortgage loans....................................................................      159,796       1,449,242
Investment in real estate, at cost, less accumulated depreciation of $2,765 and
  $2,008..........................................................................       39,446          39,903
Real estate owned.................................................................       11,215          11,483
Policy loans and other notes receivable...........................................       36,567          75,186
Short-term investments............................................................        1,001           6,371
                                                                                     -----------     -----------
     Total invested assets........................................................      848,298       5,962,932
Cash and cash equivalents.........................................................      245,202         167,511
Accrued investment income.........................................................       10,876          65,727
Deferred policy acquisition costs.................................................       38,165         239,622
Investment deposits recoverable...................................................       17,463         766,286
Reinsurance receivables...........................................................      167,334         204,379
Other assets......................................................................      240,904         264,792
                                                                                     -----------     -----------
       Total assets...............................................................   $1,568,242      $7,671,249
                                                                                     ===========     ===========


          LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities.....................................................   $  767,861      $6,887,632
  Funds payable under reinsurance treaties........................................       17,421          77,331
  Short-term debt.................................................................       25,000          25,000
  Long-term debt..................................................................       51,500          76,500
  Other liabilities...............................................................      168,537         120,888
  Deferred gain on sale of Annuity Operations.....................................       45,025              --
                                                                                     -----------     -----------
        Total liabilities.........................................................    1,075,344       7,187,351
                                                                                     -----------     -----------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $286; $101.91 per share.................................       15,286          15,286
  Common stock, $.01 par value; 665,216 and 667,430 shares
     authorized, issued and outstanding...........................................        5,601           3,401
                                                                                     -----------     -----------
        Total redeemable securities...............................................       20,887          18,687
                                                                                     -----------     -----------
Stockholders' equity:
    Common stock, $.01 par value; 74,334,784 and 74,332,570 shares authorized; 25,081,932 and 25,055,843  shares issued;  24,694,197
      and 24,668,108 shares outstanding...........................................          251             250
    Paid-in capital...............................................................      182,223         181,863
    Net unrealized gain on investments, net of income taxes.......................       12,588          26,977
    Retained earnings.............................................................      290,996         268,109
    Redemption value of common stock in excess of cost............................       (4,871)         (2,669)
    Unearned compensation.........................................................         (500)           (643)
    Treasury stock, at cost; 387,735 shares.......................................       (8,676)         (8,676)
                                                                                     -----------     -----------
         Total stockholders' equity...............................................      472,011         465,211
                                                                                     -----------     -----------
         Total liabilities, redeemable securities and stockholders' equity........   $1,568,242      $7,671,249
                                                                                     ===========     ===========



           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                       -------------------------      -------------------------
                                                                           1997          1996            1997          1996
                                                                       -----------    ----------      ----------    -----------
Revenues:
    Gross insurance premiums and contract charges earned.............  $  837,768     $ 954,443       $ 392,660     $ 471,243
    Ceded insurance premiums and contract charges earned.............    (336,074)     (424,331)       (162,586)     (208,759)
                                                                       -----------    ----------      ----------    ----------
         Net insurance premiums and contract charges earned..........     501,694       530,112         230,074       262,484
    Net investment income............................................      31,121        22,568          19,667        10,766
    Other income, including experience refunds and expense
       allowances on reinsurance ceded...............................      50,082        36,045          23,471        16,162
    Net realized investment gains....................................       5,179           830           2,377           131
                                                                       -----------    ----------      ----------    ----------
         Total revenues..............................................     588,076       589,555         275,589       289,543
                                                                       -----------    ----------      ----------    ----------
Benefits and expenses:
    Gross claims incurred on insurance products......................     565,090       697,383         276,843       350,364
    Ceded claims incurred on insurance products......................    (239,102)     (323,749)       (112,701)     (161,299)
                                                                       -----------    ----------      ----------    ----------
         Net claims incurred on insurance products...................     325,988       373,634         164,142       189,065
    Universal life and investment-type contract benefits.............       9,460         9,230           4,777         4,706
    Increase (decrease) in life insurance reserves...................      33,665           150          (1,119)           35
                                                                       -----------    ----------      ----------    ----------
         Total benefits..............................................     369,113       383,014         167,800       193,806
                                                                       -----------    ----------      ----------    ----------
    Commissions, net of commissions ceded............................      30,736        40,877          14,448        19,572
    General expenses, net of expenses ceded..........................     134,628       129,642          55,246        56,809
    Amortization of purchased intangibles............................       2,121         3,266           1,006         1,496
    Amortization of deferred policy acquisition costs................       8,862         6,505           5,050         3,418
    Interest expense.................................................       2,945         3,360           1,360         1,654
                                                                       -----------    ----------      ----------    ----------
           Total benefits and expenses...............................     548,405       566,664         244,910       276,755
                                                                       -----------    ----------      ----------    ----------
Income from continuing operations before provision for income
            taxes and minority interest in joint venture's income....      39,671        22,891          30,679        12,788
Provision for income taxes...........................................      14,884         8,385          10,980         4,298
Minority interest in joint venture's income..........................        (838)         (775)           (453)         (942)
                                                                       -----------    ----------      ----------    ----------
Net income from continuing operations................................      23,949        13,731          19,246         7,548
Net income (loss) from discontinued operations:
   Annuity Operations (net of income taxes of $3,341, $8,983,
     $- and $4,534)..................................................       5,490        14,781              --         7,330
   Western Diversified Group (net of income taxes of $200, ($528),
     $- and ($751))..................................................         203        (1,285)             --        (1,487)
                                                                       -----------    ----------      ----------    ----------
Net income...........................................................  $   29,642     $  27,227       $  19,246     $  13,391
                                                                       ===========    ==========      ==========    ==========

Net income applicable to common stock................................  $   28,967     $  26,552       $  18,909     $  13,054
                                                                       ===========    ==========      ==========    ==========

Net income per common and common equivalent share (see Note 3):
      Net income from continuing operations..........................  $     0.91     $    0.51       $    0.74      $   0.28
      Net income from discontinued operations........................        0.22          0.52              --          0.22
                                                                       -----------    ----------      ----------    ----------
      Net income.....................................................  $     1.13     $    1.03       $    0.74      $   0.50
                                                                       ===========    ==========      ==========    ==========


          See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                 SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                           ---------------------------  --------------------------
                                                                               1997           1996          1997          1996
                                                                           ------------   ------------  ------------  ------------
Number of shares outstanding.............................................   24,694,197     24,572,857    24,694,197    24,572,857
                                                                           ============   ============  ============  ============

Common stock, beginning of period........................................  $       250    $       248   $       250   $       250
   Stock option exercises................................................            1              1             1            --
   Transfer from redeemable common stock.................................           --              1            --            --
                                                                           ------------   ------------  ------------  ------------
Common stock, end of period..............................................  $       251    $       250   $       251   $       250
                                                                           ============   ============  ============  ============

Paid-in capital, beginning of period.....................................  $   181,863    $   181,154   $   181,864   $   181,348
   Stock option exercises................................................          358            173           358            62
   Transfer from redeemable common stock.................................            2            309             1           226
                                                                           ------------   ------------  ------------  ------------
Paid-in capital, end of period...........................................  $   182,223    $   181,636   $   182,223   $   181,636
                                                                           ============   ============  ============  ============

Net unrealized gain on investments,  net of income taxes,
   beginning of period...................................................  $    26,977    $    58,041   $     5,567   $    13,770
   Change in net unrealized gain on investments, net of income taxes.....      (14,389)       (63,056)        7,021       (18,785)
                                                                           ------------   ------------  ------------  ------------
Net unrealized gain on investments, net of income taxes, end of period...  $    12,588    $    (5,015)  $    12,588   $    (5,015)
                                                                           ============   ============  ============  ============

Retained earnings, beginning of period...................................  $   268,109    $   250,167   $   275,128   $   260,884
   Net income............................................................       29,642         27,227        19,246        13,391
   Dividends on redeemable preferred stock ($4.50, $4.50, $2.25 and
       $2.25 per share)..................................................         (675)          (675)         (337)         (337)
   Dividends on common stock ($0.24, $0.22, $0.12 and $0.11 per share)...       (6,080)        (5,564)       (3,041)       (2,783)
                                                                           ------------   ------------  ------------  ------------
Retained earnings, end of period.........................................  $   290,996    $   271,155   $   290,996   $   271,155
                                                                           ============   ============  ============  ============

Redemption value of common stock in excess of cost,
   beginning of period...................................................  $    (2,669)   $    (3,050)  $    (2,385)  $    (2,581)
   Transfer from redeemable common stock.................................           --              4            --             4
   Adjustment of put holder shares to market value.......................       (1,803)           (24)       (1,801)           --
   Change in redemption value of common stock  in excess of cost.........         (399)          (312)         (685)         (805)
                                                                           ------------   ------------  ------------  ------------
Redemption value of common stock in excess of cost, end of period........  $    (4,871)   $    (3,382)  $    (4,871)  $    (3,382)
                                                                           ============   ============  ============  ============

Unearned compensation, beginning of period...............................  $      (643)   $        --   $      (571)  $        --
   Compensation expense recognized.......................................          143             --            71            --
                                                                           ------------   ------------  ------------  ------------
Unearned compensation, end of period.....................................  $      (500)   $        --   $      (500)  $        --
                                                                           ============   ============  ============  ============

Treasury stock, beginning of period .....................................  $    (8,676)   $    (9,329)  $    (8,676)  $    (9,329)
   Stock option exercises................................................           --             10            --            10
                                                                           ------------   ------------  ------------  ------------
Treasury stock, end of period............................................  $    (8,676)   $    (9,319)  $    (8,676)  $    (9,319)
                                                                           ============   ============  ============  ============

Stockholders' equity, beginning of period................................  $   465,211    $   477,231   $   451,177   $   444,342
   Net income............................................................       29,642         27,227        19,246        13,391
   Change in net unrealized gain on investments, net of income taxes.....      (14,389)       (63,056)        7,021       (18,785)
   Dividends on redeemable preferred stock ($4.50, $4.50, $2.25 and
       $2.25 per share)..................................................         (675)          (675)         (337)         (337)
   Dividends on common stock ($0.24, $0.22, $0.12 and $0.11 per share)...       (6,080)        (5,564)       (3,041)       (2,783)
   Change in redemption value of common stock in excess of cost..........         (399)          (312)         (685)         (805)
   Stock option exercises................................................          359            184           359            72
   Compensation expense recognized.......................................          143             --            71            --
   Adjustment of put holder shares to market value.......................       (1,803)           (24)       (1,801)           --
   Transfer from redeemable common stock.................................            2            314             1           230
                                                                           ------------   ------------  ------------  ------------
Stockholders' equity, end of period......................................  $   472,011    $   435,325   $   472,011   $   435,325
                                                                           ============   ============  ============  ============



          See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1997           1996
                                                                                        -----------    -----------
Net cash provided by operating activities......................................         $   76,406     $  154,179
                                                                                        -----------    -----------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale.................................................            273,318        274,751
            Equity securities..................................................                 20          1,383
            Real estate owned..................................................              4,063          5,697
      Maturities, calls  and scheduled loan payments:
            Held-to-maturity...................................................                510         34,276
            Available-for-sale.................................................             83,044        113,784
            Mortgage loans and other notes receivable..........................            119,075        173,655
       Investments purchased:
            Held-to-maturity...................................................                 --       (102,472)
            Available-for-sale.................................................            (54,414)      (370,441)
            Equity securities..................................................                (50)            --
            Mortgage loans and other notes receivable..........................            (91,639)      (189,160)
            Investment in real estate..........................................               (304)       (17,009)
     Inflows from net sales and purchases of short-term investments............              2,894         (8,392)
     Sale of Annuity Operations................................................           (177,616)            --
     Reclassification to net asset held for sale...............................            (21,348)            --
     Purchases of property and equipment.......................................             (1,885)       (18,011)
                                                                                        -----------    -----------
   Net cash provided by (used in) investing activities.........................            135,668       (101,939)
                                                                                        -----------    -----------
Cash flows from financing activities:
     Proceeds from borrowings of short-term and long-term debt.................                 --         12,000
     Repayments of borrowings of short-term and long-term debt.................            (25,000)       (17,563)
     Receipts from universal life and investment-type contracts................             73,883        282,709
     Payments on universal life and investment-type contracts..................           (174,788)      (375,958)
     Payment of dividends......................................................             (6,756)        (6,264)
     Stock option exercises....................................................                358            184
     Net payments for financial reinsurance....................................             (2,080)            --
                                                                                        -----------    -----------
   Net cash used in financing activities.......................................           (134,383)      (104,892)
                                                                                        -----------    -----------
Net increase (decrease) in cash and cash equivalents...........................             77,691        (52,652)
Cash and cash equivalents, beginning of period.................................            167,511         99,606
                                                                                        -----------    -----------
Cash and cash equivalents, end of period.......................................         $  245,202     $   46,954
                                                                                        ===========    ===========


          See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the six and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. As described in Note 2, the Company is disposing of certain operations. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

NOTE 2 -- DISCONTINUED OPERATIONS

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of John Alden Life Insurance Company ("JALIC"). This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed by December 31, 1998. No contracts have transitioned to an assumption basis as of June 30, 1997.

         As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million, which was determined through arms-length negotiations. The consideration represents an approximately $162.3 million premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It does not include any capital and surplus used to support the annuity business in JALIC, which will remain in JALIC. The Company's available capital was enhanced by both the after-tax gain generated from the transaction and by the release of the net capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $200 million of capital available for other uses. This available capital may be used to repurchase common stock, pay dividends, pay down debt, for general corporate purposes, or for a combination of two or more of such uses.

         In addition to the $238.2 million purchase price for the Annuity Operations, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million, as reflected in the accompanying condensed consolidated statement of cash flows. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, the Company reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale, which is

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED) - (CONTINUED)


included in other assets on the accompanying condensed consolidated balance sheet. This reclassification reduced cash and cash equivalents by $21.3 million.

         As a result of the sale of the Annuity Operations and the anticipated sale of its Western Diversified Group, on March 31, 1997 the Company recorded a net deferred gain of approximately $45.0 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including among other estimates an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain is subject to possible revision upon the ultimate resolution of these estimates and will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in late 1997 and to earn the majority of the gain by December 31, 1998.

         In July 1997, the Company entered into a definitive agreement with Protective Life Insurance Company for the sale of all of the common stock of substantially all of the subsidiaries which comprise the Western Diversified Group. Such sale is subject to customary conditions and applicable regulatory approvals and is anticipated to close by September 30, 1997. There can be no assurance that such sale will be consummated.

         The results of operations relating to the Annuity Operations and the Western Diversified Group for the six and three months ended June 30, 1997 and 1996 are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Total revenues for the discontinued operations for the six and three months ended June 30, 1997 and 1996 are as follows (dollars in thousands):

                                             SIX MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                           ----------------------------          ---------------------------
                                             1997                1996              1997               1996
                                           --------            --------          --------           --------
Annuity Operations....................     $102,909            $219,867         $      -            $108,475
Western Diversified Group.............       35,479              28,972           18,514              15,012

         Included in other assets at June 30, 1997 in the accompanying condensed consolidated balance sheet was approximately $4.4 billion of investment deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities, and the net assets held for sale of the Western Diversified Group, adjusted to reflect the market value of available-for-sale securities, related to the discontinued operations.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED) - (CONTINUED)



NOTE 3 -- EARNINGS PER SHARE

         Net income per common and common equivalent share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):

                                                     SIX MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                                     --------------------------          ---------------------------
                                                       1997              1996              1997              1996
                                                     --------          --------          --------          --------
Net income...................................        $ 29,642          $ 27,227          $ 19,246          $ 13,391
Dividends on redeemable preferred stock......            (675)            (675)              (337)             (337)
                                                     --------          --------          --------          --------
Net income applicable to common stock........        $ 28,967          $ 26,552          $ 18,909          $ 13,054
                                                     ========          ========          ========          ========
Average common and common equivalent
  shares outstanding (000's).................          25,661            25,659            25,685            25,689
                                                       ======            ======            ======            ======

         Average common and common equivalent shares outstanding include common shares outstanding and common stock equivalents attributable to outstanding stock options. All potentially dilutive securities are considered to be common stock equivalents.

NOTE 4 -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement addresses the standards for computing and presenting earnings per share and replaces the presentation of primary and fully diluted earnings per share required under Accounting Principles Board Opinion 15 ("APB 15") with a presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Adoption is required for periods ending after December 15, 1997. Had earnings per share been calculated in accordance with the principles of SFAS 128 for the six and three months ended June 30, 1997, the Company's basic and diluted earnings per share would not have been materially different from the calculation of primary and fully diluted earnings per share, respectively, as calculated in accordance with the principles of APB 15.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. Both statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

NOTE 5 --LEGAL PROCEEDING

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

SALE OF ANNUITY OPERATIONS AND WESTERN DIVERSIFIED GROUP

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed by December 31, 1998. No contracts have transitioned to an assumption basis as of June 30, 1997.

         As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million, which was determined through arms-length negotiations. The consideration represents an approximately $162.3 million premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It does not include any capital and surplus used to support the annuity business in JALIC, which will remain in JALIC. The Company's available capital was enhanced by both the after-tax gain generated from the transaction and by the release of the net capital previously allocated to support the annuity business. The Company intends to use a portion of this available capital to strengthen its healthcare operations, after which it estimates there will be approximately $200 million of capital available for other uses. This available capital may be used to repurchase common stock, pay dividends, pay down debt, for general corporate purposes, or for a combination of two or more of such uses.

         As a result of this sale and the previously announced proposed sale of its Western Diversified Group (the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage), on March 31, 1997 the Company recorded a net deferred gain of approximately $45.0 million. This amount is net of transaction expenses, taxes, goodwill and other adjustments relating to these transactions including among other estimates an adjustment to reduce the carrying value of the Western Diversified Group to its estimated net realizable value. The net deferred gain is subject to possible revision upon the ultimate resolution of these estimates and will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in late 1997 and to earn the majority of the gain by December 31, 1998.

         In July 1997, the Company entered into a definitive agreement with Protective Life Insurance Company for the sale of all of the common stock of substantially all of the subsidiaries which comprise the Western Diversified Group. Such sale is subject to customary conditions and applicable regulatory approvals and is anticipated to close by September 30, 1997. There can be no assurance that such sale will be consummated.

                            RESULTS OF OPERATIONS

RESULTS SUMMARY

                                                       SIX MONTHS ENDED             THREE MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                 ---------------------------    -------------------------
                                                     1997           1996           1997          1996
                                                 -----------    ------------    ----------    -----------
                                                      (In millions, except share and per share data)
Operating income (1):
  Continuing operations.......................    $  19.8         $  12.5       $  17.3       $    7.0
  Discontinued operations.....................        8.0            15.8           -              7.5
      Total...................................       27.8            28.3          17.3           14.5
Net income:
  Continuing operations.......................       23.9            13.7          19.2            7.5
  Discontinued operations.....................        5.7            13.5           -              5.9
      Total...................................       29.6            27.2          19.2           13.4
Net income applicable to common stock.........       29.0            26.6          18.9           13.1
Operating income per common share (1):
  Continuing operations.......................       0.78            0.49          0.68           0.28
  Discontinued operations.....................       0.31            0.61            -            0.28
      Total...................................       1.09            1.10          0.68           0.56
Net income per common share...................       1.13            1.03          0.74           0.50
Average common equivalent shares outstanding
  (000's).....................................     25,661          25,659        25,685         25,689


-------------------
(1) Applicable to common stock, excluding net realized investment gains (losses) and after preferred stock dividends.

       Operating income from continuing operations increased to $17.3 million, or $0.68 per common share, for the three months ended June 30, 1997 from $7.0 million, or $0.28 per common share, for the three months ended June 30, 1996. This increase was primarily due to a decrease in the group gross medical loss ratio and increased investment income earned resulting from the sale of the Annuity Operations on March 31, 1997, partially offset by an increase in the group gross expense ratio and a decrease in group earned premiums. See further discussion below regarding these variances. Operating income from continuing operations increased to $19.8 million, or $0.78 per common share, for the six months ended June 30, 1997 from $12.5 million, or $0.49 per common share, for the six months ended June 30, 1996 due primarily to the factors discussed above, partially offset by the $23.0 million of severance and related charges incurred during the three months ended March 31, 1997 in relation to the Company's reduction in workforce announced on March 31, 1997 as discussed below.

       Operating income from continuing operations increased to $17.3 million, or $0.68 per common share, for the three months ended June 30, 1997 from $2.5 million, or $0.10 per common share, for the three months ended March 31, 1997. This increase was primarily attributable to the $23.0 million of severance and related charges recorded in the three months ended March 31, 1997 noted above and increased investment income earned resulting from the sale of the Annuity Operations, partially offset by an increase in the group gross medical loss ratio from 67.6% to 69.1% during these periods.

STATEMENT OF INCOME DATA

         The Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations. The Company's continuing operations primarily consist of its group health business, stop-loss reinsurance business and joint venture Health Maintenance Organization ("HMO").

CONTINUING OPERATIONS

         The following tables recast the accompanying Condensed Consolidated Statements of Income for continuing operations for the six and three months ended June 30, 1997 and 1996 as a percent of net insurance premiums and contract charges earned ("net premiums"), and provide other relevant information:

                                                                              PERCENTAGE                                 PERCENTAGE
                                                     SIX MONTHS ENDED           CHANGE        THREE MONTHS ENDED           CHANGE
                                                          JUNE 30,             POSITIVE            JUNE 30,               POSITIVE
                                                 -------------------------    (NEGATIVE)   -------------------------     (NEGATIVE)
                                                    1997 (1)       1996         EFFECT         1997           1996         EFFECT
                                                 -----------    ----------   -----------    ----------     ----------    -----------
Revenues:
   Gross insurance premiums and contract
     charges earned..........................       172.2%         180.0%       (7.8)%       170.7%         179.5%          (8.8)%
   Ceded insurance premiums and contract
     charges earned..........................       (72.2)%        (80.0)%       7.8%        (70.7)%        (79.5)%          8.8%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
     Net insurance premiums and contract
        charges earned.......................       100.0%         100.0%        0.0%        100.0%         100.0%           0.0%
   Net investment income.....................         6.5%           4.2%        2.3%          8.5%           4.1%           4.4%
   Other income..............................        10.9%           6.8%        4.1%         10.2%           6.2%           4.0%
   Net realized investment gains.............         1.1%           0.2%        0.9%          1.0%           0.0%           1.0%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
      Total revenues.........................       118.5%         111.2%        7.3%        119.7%         110.3%           9.4%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
Benefits and expenses:
   Gross claims incurred on insurance
     products................................       121.2%         131.6%       10.4%        120.3%         133.5%          13.2%
   Ceded claims incurred on insurance
     products................................       (51.3)%        (61.1)%      (9.8)%       (49.0)%        (61.5)%        (12.5)%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
       Net claims incurred on insurance
       products..............................        69.9%          70.5%        0.6%         71.3%          72.0%           0.7%
   Universal life and investment-type
     contract benefits.......................         2.0%           1.7%       (0.3)%         2.1%           1.8%          (0.3)%
   Increase (decrease) in life insurance
     reserves................................        (0.3)%          0.0%        0.3%         (0.5)%          0.0%           0.5%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
      Total benefits.........................        71.6%          72.2%        0.6%         72.9%          73.8%           0.9%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
   Commissions...............................         6.6%           7.7%        1.1%          6.3%           7.5%           1.2%
   General expenses..........................        28.8%          24.6%       (4.2)%        24.0%          21.6%          (2.4)%
   Amortization of purchased intangibles.....         0.5%           0.6%        0.1%          0.4%           0.6%           0.2%
   Amortization of deferred policy
     acquisition costs.......................         1.9%           1.2%       (0.7)%         2.2%           1.3%          (0.9)%
   Interest expense..........................         0.6%           0.6%        0.0%          0.6%           0.6%           0.0%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
      Total benefits and expenses............       110.0%         106.9%       (3.1)%       106.4%         105.4%          (1.0)%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
Income from continuing operations
   before provision for income taxes and
   minority interest in joint venture's
   income....................................         8.5%           4.3%        4.2%         13.3%           4.9%           8.4%
Provision for income taxes...................         3.2%           1.6%       (1.6)%         4.7%           1.6%          (3.1)%
Minority interest in joint venture's income..        (0.2)%         (0.1)%      (0.1)%        (0.2)%         (0.4)%          0.2%
                                                 -----------    ----------   ----------    ----------     ----------     ----------
Net income from continuing operations........         5.1%           2.6%        2.5%          8.4%           2.9%           5.5%
                                                 ===========    ==========   ==========    ==========     ==========     ==========

                                                                         PERCENTAGE                                      PERCENTAGE
                                              SIX MONTHS ENDED             CHANGE           THREE MONTHS ENDED             CHANGE
                                                  JUNE 30,                POSITIVE               JUNE 30,                 POSITIVE
                                        ----------------------------     (NEGATIVE)    -----------------------------     (NEGATIVE)
                                           1997             1996           EFFECT           1997             1996          EFFECT
                                        -----------    -------------    -----------    -------------    ------------    -----------
Other relevant information:
   Group insured data:
     Employers (2).................       145,000          214,000        (32.2)%         145,000         214,000          (32.2)%
     Employee lives................       368,000          560,000        (34.3)          368,000         560,000          (34.3)
     Group covered lives...........       699,000        1,069,000        (34.6)          699,000       1,069,000          (34.6)
     HMO covered lives.............       102,000           62,000         64.5           102,000          62,000           64.5
       Total covered lives.........       801,000        1,131,000        (29.2)          801,000       1,131,000          (29.2)
   Group gross medical loss ratio..          68.3%            73.0%         4.7%             69.1%           73.5%           4.4%

--------------------
(1) For the six months ended June 30, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 27,000 and 35,000 groups, each group made up of one individual, as of June 30, 1997 and 1996, respectively, marketed through an association trust.

         Gross premiums decreased 16.7% to $392.7 million for the three months ended June 30, 1997 from $471.2 million for the three months ended June 30, 1996. Gross premiums decreased 12.2% to $837.8 million for the six months ended June 30, 1997 from $954.4 million for the six months ended June 30, 1996. During the three months ended March 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the three months ended March 31, 1997. All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 16.0% to $801.9 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease was primarily a result of the 34.6% decrease in group covered lives discussed below, partially offset by premium rate increases and growth in the premiums earned in the joint venture HMO. This joint venture, NHP Holding Company, Inc. ("NHP"), was formed in the third quarter of 1994 with a physician hospital organization. Covered lives in the HMO have increased 64.5% to 102,000 at June 30, 1997 from 62,000 at June 30, 1996. The Company's 50% share of the net income of NHP was $0.8 million for each of the six months ended June 30, 1997 and June 30, 1996.

         During 1996, the Company continued to experience relatively high gross medical loss ratios. In response, the Company significantly increased premium rates, improved provider discount arrangements, redesigned benefit packages, modified commission structures and discontinued portions of the business as deemed advisable. In 1996, the Company ceased marketing in the State of Kentucky and terminated certain other marketing arrangements. In the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland, and New Jersey and to terminate existing small group insurance plans in these states. In the second quarter of 1997, the Company decided to stop selling such plans in Idaho and North Dakota. These various actions contributed to a 34.6% decrease in group covered lives to 699,000 at June 30, 1997 from 1,069,000 at June 30, 1996.

         Net investment income, as a percentage of net premiums, increased from 4.1% for the three months ended June 30, 1996 to 8.5% for the three months ended June 30, 1997 and from 4.2% for the six months ended June 30, 1996 to 6.5% for the six months ended June 30, 1997. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations discussed above.

         Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"). The amount of these profit sharing provisions has increased between these periods due primarily to the decrease in the group gross medical loss ratio.

         Total benefits decreased 13.0% to $333.3 million for the six months ended June 30, 1997 from $383.0 million for the six months ended June 30, 1996. As a percentage of net premiums, total benefits decreased to 71.6% for the six months ended June 30, 1997 from 72.2% for the six months ended June 30, 1997 and to 72.9% for the three months ended June 30, 1997 from 73.8% for the three months ended June 30, 1996. The group gross medical loss ratio was 69.1% for the three months ended June 30, 1997 as compared to 73.5% for the three months ended June 30, 1996. Much of this gross medical loss ratio improvement over the prior year is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above. The decrease in the medical loss ratio as compared to the prior year is generally attributable to the premium rate increases and other actions which have been taken by the Company during the past two years.

         Commissions, as a percentage of net premiums, declined to 6.3% for the three months ended June 30, 1997 from 7.5% for the three months ended June 30, 1996 and to 6.6% for the six months ended June 30, 1997 from 7.7% for the six months ended June 30, 1996. This decrease was primarily due to the relative decrease in new group product sales, which incur a higher commission rate than renewals. In addition, the decrease has been affected by the increase in sales of the HMO product, which incur a lower commission rate than group products.

         General expenses increased 3.9% to $134.6 million for the six months ended June 30, 1997 from $129.6 million for the six months ended June 30, 1996. As a percentage of net premiums, general expenses increased to 28.8% from 24.6% for these same periods and to 24.0% for the three months ended June 30, 1997 from 21.6% for the three months ended June 30, 1996. During the three months ended March 31, 1997, the Company restructured its operations in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. On March 31, 1997, the Company announced that during 1997 it would reduce its workforce by approximately 725 employees, of which approximately 475 employees are included in the Company's continuing operations and which represents approximately 20% of the continuing operations workforce. Accordingly, the Company incurred a pre-tax charge to continuing operations of $23.0 million for severance and related charges. During the three months ended March 31, 1996, the Company incurred a $6.7 million continuing operations pre-tax charge related to its strategic evaluation of operations. Excluding these charges, general expenses decreased 9.2% to $111.6 million for the six months ended June 30, 1997 from $122.9 million for the six months ended June 30, 1996, and general expenses as a percentage of net premiums increased to 24.0% from 23.2% for these same periods. This increase is primarily due to the decline in gross premiums at a faster rate than the Company is able to reduce non-variable expenses.

         The provision for income taxes, as a percentage of net premiums, has increased during these periods due primarily to the increase in pre-tax income from continuing operations and the decrease in net premiums.


                                BUSINESS OUTLOOK

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In connection with this strategy, in the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland and New Jersey and to terminate existing small group insurance plans in these states. In the second quarter of 1997, the Company stopped selling such plans in Idaho and North Dakota. The Company began the introduction of a new product in April 1997 and as of August 1997 is offering this product in 26 states. The Company anticipates that by the end of the third quarter of 1997 this product will be available in most of the states in which the Company expects to focus its marketing efforts. As the Company exits these states and possibly other states, and until the new product is sold in sufficient quantities to exceed lapses of the existing inforce product, the Company may experience further reductions in group covered lives, and as a result, in gross premiums. If gross premiums decline at a faster rate than the Company is able to reduce general expenses, the group gross expense ratio could increase in the future.

         The decrease in the medical loss ratio as compared to the prior year may generally be attributable to, among other factors, the premium rate increases and other actions which have been taken by the Company during the past two years.

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

         The Company is continuing to work toward enhancing its management of provider relationships and risk-sharing programs. In conjunction with these actions and the introduction of the new product described above, the Company is reviewing its current and future information systems needs. As a result, the Company may make additional investments and incur additional expenses relating to its information systems in the future to support the operations of the business and as the Company prepares for the transitioning of operations into the year 2000.

         Historically, group insurance business has been subject to pricing and profitability cycles that are driven by competitive price pressures within the industry. These pressures and other factors make it difficult to predict with certainty the effect pricing changes will have on the Company's profitability. Traditionally, the cycle has been characterized by a period of higher profitability, which has fostered intense price competition and aggressive marketing by new entrants and existing companies striving to increase market share, thereby resulting in lower profitability. The lower profitability typically resulted in a withdrawal of competitors and a firming of prices, resulting once again in increased profitability and a renewal of the cycle. There are factors in the current cycle that were not present in previous cycles. One significant factor is small group and individual healthcare legislative reform and its effect on medical underwriting and pricing. Small group and individual healthcare reforms, primarily at the state level and increasingly at the federal level, include legislation on matters such as guaranteed issue, mandated benefits, premium rate limits (including community rating and modified community rating), guaranteed renewability, minimum loss ratio mandates, risk adjustment mechanisms which allocate losses of individual carriers to group carriers, and other reforms. Additionally, managed care providers, the most significant of which are HMO's, now represent a more significant source of competition than in previous cycles.

         In 1996, Congress enacted HR 3103 ("Health Insurance Portability and Accountability Act", or "HIPAA"), also commonly referred to as the Kennedy-Kassenbaum Bill. HIPAA provisions applicable to both insured and self-funded employer group coverage include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusion of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. However, most of these states are expected to amend their laws to alleviate any inconsistencies. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.


                        LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of June 30, 1997, the Company has $23.5 million available under the revolving credit loan. In April 1997, the Company made a scheduled principal payment under the Credit Agreement of $25.0 million. The principal amount of outstanding indebtedness of the Company was $76.5 million as of June 30, 1997. Future required principal payments are $41.5 million in 1998 and $35.0 million in 1999. As of June 30, 1997 and December 31, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.20 to 1 and 0.26 to 1, respectively. The weighted average interest rates on the Company's indebtedness were approximately 6.7% and 6.6% for the six months ended June 30, 1997 and 1996, respectively.

DIVIDENDS

         The Credit Agreement restricts dividends and other distributions payable by the Company. In any period of 12 consecutive months, the Company may pay cash dividends on, or repurchase for cash, capital stock in an amount not to exceed 15% of net worth (representing stockholders' equity excluding net unrealized gains (losses) on investments plus redeemable securities) as of the end of the fiscal quarter ending on or most recently prior to the last day of such 12 month period ($72.1 million for the 12 months ended June 30, 1997).

       The Company paid preferred stock dividends of approximately $0.7 million in April 1997. In each of March and June 1997, the Company declared common stock dividends of approximately $3.0 million which were paid in the subsequent month.

CASH FLOWS

         Net cash provided by operating activities decreased to $76.4 million for the six months ended June 30, 1997 from $154.2 million for the six months ended June 30, 1996. The decrease was generally attributable to the decrease in operating cash flows generated from the Company's Annuity Operations, which were sold on March 31, 1997, as well as the timing of settlement of liabilities under reinsurance agreements and benefit payments.

         Net cash provided by investing activities aggregated $135.7 million for the six months ended June 30, 1997 compared to net cash used in investing activities of $101.9 million for the six months ended June 30, 1996. In connection with the sale of the Annuity Operations discussed above, SunAmerica paid a purchase price to the Company of $238.2 million. In addition, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, beginning on March 31, 1997, the Company has reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale, which is included in other assets on the accompanying condensed consolidated balance sheet. This reclassification reduced cash and cash equivalents by $21.3 million. Offsetting these uses of cash and cash equivalents during the six months ended June 30, 1997 were proceeds from sales, maturities and repayments of investments.

         Net cash used in financing activities increased to $134.4 million for the six months ended June 30, 1997 from $104.9 million for the six months ended June 30, 1996. This was due to decreased sales of annuity products and an increase in surrender activity of such products following the announcement in March 1996 that the Company was selling its Annuity Operations.

        During the six months ended June 30, 1997, the Company sold sufficient available-for-sale securities, along with existing cash and cash equivalents, to aggregate $200.0 million, which was dividended by the insurance subsidiaries to the holding company. This cash may be used to repurchase common stock, pay dividends, pay down debt, for general corporate purposes, or for a combination of two or more of such uses.

        The Annuity Operations have historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities. In 1996 and for the three months ended March 31, 1997, surrenders or other payments have exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company will no longer have the positive cash flows from operations in connection with this business. The Company realized net positive cash flows from operations for the three months ended March 31,1997 of $100.1 million, but experienced net negative cash flows from operations of $23.7 million for the three months ended June 30, 1997. In addition, the majority of the net negative cash flows from financing activities of $134.4 million for the six months ended June 30, 1997, which includes payments on investment contracts, will no longer be experienced. Future cash flows from investing activities will be reduced from historical levels because the Company's investment portfolio has been reduced from approximately $6.0 billion at December 31, 1996 to approximately $0.8 billion at June 30, 1997 following the sale of the Annuity Operations.

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

REINSURANCE

         As discussed above, in conjunction with the sale of the Annuity Operations, the Company has entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance is initially on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed by December 31, 1998. No contracts have transitioned to an assumption basis as of June 30, 1997. Assets equal to the amount of policy reserves ceded of approximately $3.6 billion have been placed in trust for the benefit of JALIC. In addition, substantially all of the Company's existing coinsurance which had previously been ceded to other reinsurers has now been assigned to SunAmerica. Assets equal to these reserves of approximately $0.6 billion have been placed in trust for the benefit of SunAmerica. JALIC, in turn, is indemnified under these reinsurance agreements by SunAmerica. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

INVESTMENTS

         The following table sets forth the composition of the Company's debt securities portfolio by rating as of June 30, 1997 (dollars in thousands):

                              HELD-TO-        AVAILABLE-       TRADING             TOTAL          % OF TOTAL
                              MATURTY          FOR-SALE        ACCOUNT           CARRYING          CARRYING
                             SECURITIES       SECURITIES      SECURITIES           VALUE             VALUE
                             ----------       ----------      ----------         ---------        ----------
Rating (1)
AAA (2).................      $ 20,866        $ 160,579        $  3,491          $ 184,936           30.8%
AA......................         4,782           84,089              --             88,871           14.8
A.......................        15,077          244,700              --            259,777           43.3
BBB.....................         4,888           61,784              --             66,672           11.1
                              --------        ---------        --------          ---------          ------
     Total..............      $ 45,613        $ 551,152        $  3,491          $ 600,256          100.0%
                              ========        =========        ========          =========          ======

-------------------

(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $49,888,000 of U.S. government and agency debt securities.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1997, the Company held its annual meeting of stockholders in Miami, Florida. The stockholders voted on three matters.

         The following votes were cast for the nominees for election of directors, and all such nominees were elected.

                                           Votes For           Votes Withheld
                                         ------------          --------------
    Glendon E. Johnson                    22,407,461               845,275

    Marvin H. Assofsky                    22,435,723               817,003

    Norman C. Crocker                     22,405,854               846,882

    David P. Gardner                      22,221,034             1,031,702

    Edwin J. Garn                         22,404,393               848,343

    Carl F. Geuther                       22,426,193               826,543

    Linda Jenckes                         22,405,035               847,701

    Lynn G. Merritt                       22,403,343               849,393

    James L. Moorefield                   22,417,099               835,637

    Scott L. Stanton                      22,397,425               855,311

    Lonnie R. Wright                      22,418,048               834,688

         The votes cast on the ratification of the selection of Price Waterhouse LLP as independent accountants for the Company and its subsidiaries for the year 1997 were as follows:

                 22,993,705         shares voted for the ratification
                    229,459         shares voted against the ratification
                     29,573         shares abstained from voting.

         The votes cast on the approval of the Company's 1997 Long-Term Incentive Plan were as follows:

                 19,891,004         shares voted for the approval
                  3,085,929         shares voted against the approval
                     91,199         shares abstained from voting.

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



                                        JOHN ALDEN FINANCIAL CORPORATION



Date: August 13, 1997                       By: /s/ Scott L. Stanton
                                               --------------------------------
                                                     Scott L. Stanton
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
No.                 Description
---                 -----------
27           Financial Data Schedule