Form 10-Q
period 1997-09-30
ALDEN JOHN FINANCIAL CORP
filed 1997-11-14
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





           QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              [ X ] Yes  [   ]No

                     As of November 10, 1997, 25,595,970 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1997

                                     Index

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements as of September 30, 1997
             (unaudited) and December 31, 1996, and for the nine and three months
             ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)  . . . . . . . . .     1

             Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . .     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 6.      Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19





The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This and any other Form 10-Q, the Company's Annual Report to Stockholders, Form 10-K and any Form 8-K of the Company and any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-Q) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to federal and state government and regulatory policies, volatile and unpredictable developments (including utilization of medical services), the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in the development and introduction into the marketplace of the Company's new small group health insurance product, the ability of the Company to obtain desired contracts and pricing with providers, the ability to obtain dividend approval from state regulators and the ability of the Company to control costs. There can be no assurance that any open market, self tender or similar stock repurchase program will be implemented by the Company. There can be no assurance that any sale or other strategic alliance will be entered into or consummated, nor any certainty as to the timing or terms of any such transaction that may be consummated. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                                                            September 30,
                                                                                                1997               December 31,
                                      ASSETS                                                 (Unaudited)               1996
                                                                                           ---------------        --------------


Debt securities:
   Held-to-maturity securities, at amortized cost (market $46,825 and $46,884)......         $     45,341          $     45,357
   Available-for-sale securities, at market (cost $521,007 and $4,185,263)..........              550,062             4,248,774
   Trading account securities, at market (cost $3,413 and $4,435)...................                3,505                 4,518
Equity securities, at market (cost $8 and $73,692)..................................                   19                82,098
Mortgage loans......................................................................              156,313             1,449,242
Investment in real estate, at cost, less accumulated
  depreciation of $3,156 and $2,008.................................................               39,433                39,903
Real estate owned...................................................................                7,791                11,483
Policy loans and other notes receivable.............................................               31,592                75,186
Short-term investments..............................................................                  684                 6,371
                                                                                           ---------------        --------------
     Total invested assets..........................................................              834,740             5,962,932
Cash and cash equivalents...........................................................              287,627               167,511
Accrued investment income...........................................................               11,360                65,727
Deferred policy acquisition costs...................................................               35,388               239,622
Investment deposits recoverable.....................................................               17,527               766,286
Reinsurance receivables.............................................................              167,176               204,379
Other assets........................................................................              200,230               264,792
                                                                                           ---------------        --------------
       Total assets.................................................................         $  1,554,048          $  7,671,249
                                                                                           ===============        ==============


            LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities.......................................................         $    762,625          $  6,887,632
  Funds payable under reinsurance treaties..........................................               23,138                77,331
  Short-term debt...................................................................               41,500                25,000
  Long-term debt....................................................................               35,000                76,500
  Other liabilities.................................................................              148,291               120,888
  Deferred gain on sale of Annuity Operations.......................................               45,025                    --
                                                                                           ---------------        --------------
        Total liabilities...........................................................            1,055,579             7,187,351
                                                                                           ---------------        --------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $623 and $286; $104.15 and $101.91 per share..............               15,623                15,286
  Common stock, $.01 par value; 665,216 and 667,430 shares
     authorized, issued and outstanding.............................................                9,522                 3,401
                                                                                           ---------------        --------------
        Total redeemable securities ................................................               25,145                18,687
                                                                                           ---------------        --------------
Stockholders' equity:
    Common stock, $.01 par value; 74,334,784 and 74,332,570 shares authorized; 25,149,755 and 25,055,843  shares issued;  24,777,696
      and 24,668,108 shares outstanding.............................................                  251                   250
    Paid-in capital.................................................................              183,789               181,863
    Net unrealized gain on investments, net of income taxes.........................               16,125                26,977
    Retained earnings...............................................................              290,706               268,109
    Redemption value of common stock in excess of cost..............................               (8,791)               (2,669)
    Unearned compensation...........................................................                 (429)                 (643)
    Treasury stock, at cost; 372,059 and 387,735 shares.............................               (8,327)               (8,676)
                                                                                           ---------------        --------------
         Total stockholders' equity.................................................              473,324               465,211
                                                                                           ---------------        --------------
         Total liabilities, redeemable securities and stockholders' equity..........         $  1,554,048          $  7,671,249
                                                                                           ===============        ==============


           See Notes to Condensed Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                (Dollars in thousands, except per share data)


                                                                           Nine Months Ended             Three Months Ended
                                                                              September 30,                 September 30,
                                                                     -----------------------------   -----------------------------
                                                                          1997           1996           1997             1996
                                                                     --------------  -------------   ------------   --------------
Revenues:
    Gross insurance premiums and contract charges earned.......       $  1,192,826   $  1,406,017     $  355,058      $   451,574
    Ceded insurance premiums and contract charges earned.......           (473,575)      (626,678)      (137,501)        (202,347)
                                                                     --------------  -------------   ------------   --------------
         Net insurance premiums and contract charges earned....            719,251        779,339        217,557          249,227
    Net investment income......................................             50,348         34,045         19,227           11,477
    Other income, including experience refunds and.............
       expense allowances on reinsurance ceded.................             57,442         47,317          7,360           11,272
    Net realized investment gains (losses).....................              5,142          1,158            (37)             328
                                                                     --------------  -------------   ------------   --------------
         Total revenues........................................            832,183        861,859        244,107          272,304
                                                                     --------------  -------------   ------------   --------------
Benefits and expenses:
    Gross claims incurred on insurance products................            845,500      1,045,799        280,410          348,416
    Ceded claims incurred on insurance products................           (352,787)      (485,640)      (113,685)        (161,891)
                                                                     --------------  -------------   ------------   --------------
         Net claims incurred on insurance products.............            492,713        560,159        166,725          186,525
    Universal life and investment-type contract benefits.......             14,254         13,696          4,794            4,466
    Increase (decrease) in life insurance reserves.............             32,722            270           (943)             120
                                                                     --------------  -------------   ------------   --------------
         Total benefits........................................            539,689        574,125        170,576          191,111
                                                                     --------------  -------------   ------------   --------------
    Commissions, net of commissions ceded......................             45,287         59,845         14,551           18,968
    General expenses, net of expenses ceded....................            183,330        187,466         48,702           57,824
    Amortization of purchased intangibles......................              3,187          4,891          1,066            1,625
    Amortization of deferred policy acquisition costs..........             11,580         10,208          2,718            3,703
    Interest expense...........................................              4,164          4,951          1,219            1,591
                                                                     --------------  -------------   ------------   --------------
           Total benefits and expenses.........................            787,237        841,486        238,832          274,822
                                                                     --------------  -------------   ------------   --------------
Income (loss) from continuing operations before
            provision (benefit) for income taxes and
            minority interest in joint venture's income........             44,946         20,373          5,275           (2,518)
Provision (benefit) for income taxes...........................             16,824          8,309          1,940              (76)
Minority interest in joint venture's income....................             (1,069)          (831)          (231)             (56)
                                                                     --------------  -------------   ------------   --------------
Net income (loss) from continuing operations...................             27,053         11,233          3,104           (2,498)
Net income (loss) from discontinued operations:
   Annuity Operations (net of income taxes of $3,341,
     $14,267, $-- and $5,284)..................................              5,490         23,099             --            8,318
   Western Diversified Group (net of income taxes of
     $200, ( $291), $-- and $237)..............................                203         (1,367)            --              (82)
                                                                     --------------  -------------   ------------   --------------
Net income.....................................................       $     32,746   $     32,965     $    3,104      $     5,738
                                                                     ==============  =============   ============   ==============

Net income applicable to common stock..........................       $     31,733   $     31,952     $    2,766      $     5,400
                                                                     ==============  =============   ===========-   ==============

Net income per common and common equivalent share (see Note 3):
      Net income (loss) from continuing operations.............       $       1.01   $       0.40     $     0.10      $     (0.11)
      Net income from discontinued operations..................               0.22           0.85             --             0.33
                                                                     --------------  -------------   ------------   --------------
      Net income...............................................       $       1.23   $       1.25     $     0.10      $      0.22
                                                                     ==============  =============   ===========-   ==============



          See Notes to Condensed Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                            (Dollars in thousands)



                                                                      Nine Months Ended                  Three Months Ended
                                                                        September 30,                       September 30,
                                                              -------------------------------    --------------------------------
                                                                    1997             1996              1997             1996
                                                              ---------------  --------------    ---------------  ---------------
Number of shares outstanding........................              24,777,696       24,625,434        24,777,696       24,625,434
                                                              ===============  ==============    ===============  ===============

Common stock, beginning of period...................            $        250    $         248     $         251    $         250
   Stock option exercises...........................                       1                1                --               --
   Transfer from redeemable common stock............                      --                1                --               --
                                                              ---------------  --------------    ---------------  ---------------
Common stock, end of period.........................            $        251    $        $250     $         251    $         250
                                                              ===============  ==============    ===============  ===============

Paid-in capital, beginning of period................            $    181,863    $     181,154     $     182,223    $     181,636
   Stock option exercises...........................                   1,613              205             1,255               32
   Tax benefit on stock option exercises............                     311               --               311               --
   Unearned compensation - treasury stock grant.....                      --               95                --               95
   Transfer from redeemable common stock............                       2              318                --                9
                                                              ---------------  --------------    ---------------  ---------------
Paid-in capital, end of period......................            $    183,789    $     181,772     $     183,789    $     181,772
                                                              ===============  ==============    ===============  ===============

Net unrealized gain on investments, net of
   income taxes, beginning of period................            $     26,977    $      58,041     $      12,588    $      (5,015)
   Change in net unrealized gain (loss)
        on investments, net of income taxes.........                 (10,852)         (59,339)            3,537            3,717
                                                              ---------------  --------------    ---------------  ---------------
Net unrealized gain on investments, net of
   income taxes, end of period......................            $     16,125    $      (1,298)    $      16,125    $      (1,298)
                                                              ===============  ==============    ===============  ===============

Retained earnings, beginning of period..............            $    268,109    $     250,167     $     290,996    $     271,155
   Net income.......................................                  32,746           32,965             3,104            5,738
   Dividends on redeemable preferred stock ($6.75,
       $6.75, $2.25 and $2.25 per share)............                  (1,013)          (1,013)             (338)            (338)
   Dividends on common stock ($0.36, $0.34, $0.12
       and $0.12 per share).........................                  (9,136)          (8,604)           (3,056)          (3,040)
                                                              ---------------  --------------    ---------------  ---------------
Retained earnings, end of period....................            $    290,706    $     273,515     $     290,706    $     273,515
                                                              ===============  ==============    ===============  ===============

Redemption value of common stock in excess of cost,
   beginning of period..............................            $     (2,669)   $      (3,050)    $      (4,871)   $      (3,382)
   Transfer from redeemable common stock............                      --                4                --               --
   Adjustment of put holder shares to market value..                  (3,181)             (24)           (1,378)              --
   Change in redemption value of common stock
     in excess of cost..............................                  (2,941)             (59)           (2,542)             253
                                                              ---------------  --------------    ---------------  ---------------
Redemption value of common stock in excess of cost,
   end of period....................................            $     (8,791)   $      (3,129)    $      (8,791)   $      (3,129)
                                                              ===============  ==============    ===============  ===============

Unearned compensation, beginning of period..........            $       (643)   $          --     $        (500)   $          --
   Unearned compensation - treasury stock grant.....                      --             (738)               --             (738)
   Compensation expense recognized..................                     214               24                71               24
                                                              ---------------  --------------    ---------------  ---------------
Unearned compensation, end of period................            $       (429)            (714)    $        (429)            (714)
                                                              ===============  ==============    ===============  ===============

Treasury stock, beginning of period.................            $     (8,676)   $      (9,329)    $      (8,676)   $      (9,319)
   Unearned compensation - treasury stock grant.....                      --              643                --              643
   Stock option exercises...........................                     349               10               349               --
                                                              ---------------  --------------    ---------------  ---------------
Treasury stock, end of period........................           $     (8,327)   $      (8,676)    $      (8,327)   $      (8,676)
                                                              ===============  ==============    ===============  ===============
Stockholders' equity, beginning of period............           $    465,211    $     477,231     $     472,011    $     435,325
   Net income........................................                 32,746           32,965             3,104            5,738
   Change in net unrealized gain (loss) on investments,
     net of income taxes.............................                (10,852)         (59,339)            3,537            3,717
   Dividends on redeemable preferred stock ($6.75,
     $6.75, $2.25 and $2.25 per share)...............                 (1,013)          (1,013)             (338)            (338)
   Dividends on common stock ($0.36, $0.34, $0.12 and
     $0.12 per share)................................                 (9,136)          (8,604)           (3,056)          (3,040)
   Change in redemption value of common stock in
     excess of cost..................................                 (2,941)             (59)           (2,542)             253
   Stock option exercises............................                  1,963              216             1,604               32
   Tax benefit on stock option exercises.............                    311               --               311               --
   Compensation expense recognized...................                    214               24                71               24
   Adjustment of put holder shares to market value...                 (3,181)             (24)           (1,378)              --
   Transfer from redeemable common stock.............                      2              323                --                9
                                                              ---------------  --------------    ---------------  ---------------
Stockholders' equity, end of period..................           $    473,324    $     441,720     $     473,324    $     441,720
                                                              ===============  ==============    ===============  ===============


          See Notes to Condensed Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in thousands)




                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       --------------------------------
                                                                            1997                1996
                                                                       -------------       ------------
Net cash provided by operating activities..........................    $  56,984              $ 225,817
                                                                       -----------           -----------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale.....................................      281,132                473,032
            Equity securities......................................          120                  1,383
            Real estate owned......................................        8,202                 10,503
      Maturities, calls  and scheduled loan payments:
            Held-to-maturity.......................................          810                 52,340
            Available-for-sale.....................................       86,626                139,528
            Mortgage loans and other notes receivable..............      145,810                241,755
      Investments purchased:
            Held-to-maturity.......................................            -               (121,418)
            Available-for-sale.....................................      (55,841)              (561,070)
            Equity securities......................................          (50)                     -
            Mortgage loans and other notes receivable..............     (110,160)              (254,080)
            Investment in real estate..............................         (682)               (17,428)
     Inflows from net sales and purchases of short-term investments        3,110                 (1,758)
     Sale of Annuity Operations....................................     (177,616)                     -
     Sale of Western Diversified Group.............................       23,289                      -
     Purchases of property and equipment...........................       (4,307)               (18,687)
                                                                       -----------           -----------
   Net cash provided by (used in) investing activities.............      200,443                (55,900)
                                                                       -----------           -----------
Cash flows from financing activities:
     Proceeds from borrowings of short-term and long-term debt.....            -                 26,000
     Repayments of borrowings of short-term and long-term debt.....      (25,000)               (17,563)
     Receipts from universal life and investment-type contracts....       77,382                368,423
     Payments on universal life and investment-type contracts......     (179,777)              (549,669)
     Payment of dividends..........................................       (9,799)                (9,016)
     Stock option exercises........................................        1,963                    216
     Net payments for financial reinsurance........................       (2,080)                     -
                                                                       -----------           -----------
   Net cash used in financing activities...........................     (137,311)              (181,609)
                                                                       -----------           -----------
Net increase (decrease) in cash and cash equivalents...............      120,116                (11,692)
Cash and cash equivalents, beginning of period.....................      167,511                 99,606
                                                                       -----------           -----------
Cash and cash equivalents, end of period...........................    $ 287,627              $  87,914
                                                                       ===========           ===========



           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)





NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. As described in Note 2, the Company has disposed of certain operations. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

NOTE 2 -- DISCONTINUED OPERATIONS

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of John Alden Life Insurance Company ("JALIC"). This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed by December 31, 1998. No contracts have transitioned to an assumption basis as of September 30, 1997.

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

         On September 30, 1997, the Company sold all of the common stock of substantially all of the subsidiaries which comprise the Western Diversified Group (the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage) to Protective Life Insurance Company. As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount is net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. The net deferred gain is subject to possible revision upon the ultimate resolution of these estimates and will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in late 1997 and to earn the majority of the gain by December 31, 1998.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)





         The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. This capital may be used to repurchase common stock, pay dividends, reduce debt or for general corporate purposes, or for a combination of two or more of such uses.

         The results of operations relating to the Annuity Operations and the Western Diversified Group for the nine and three months ended September 30, 1997 and 1996 are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Total revenues for the discontinued operations for the nine and three months ended September 30, 1997 and 1996 are as follows (dollars in thousands):

                                                NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                ------------------                    -------------------
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                  ------------                           ------------
                                             1997                1996                1997              1996
                                         ------------        ------------       -------------      ------------
 Annuity Operations  . . . . . . . .        $102,909           $325,254       $          -           $105,387
 Western Diversified Group . . . . .          52,935             45,416             17,456             16,444

     Included in other assets at September 30, 1997 in the accompanying condensed consolidated balance sheet was approximately $4.4 billion of investment deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities related to the discontinued operations.

NOTE 3 -- EARNINGS PER SHARE

     Net income per common and common equivalent share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):

                                                    NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                    ------------------                 -------------------
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                      ------------                        ------------
                                                  1997              1996              1997             1996
                                              -----------       -----------      ------------      -----------
Net income  . . . . . . . . . . . . . . . .       $ 32,746         $ 32,965           $ 3,104           $ 5,738
Dividends on redeemable preferred stock . .         (1,013)          (1,013)             (338)             (338)
                                                 ---------        ---------          --------         ---------
Net income applicable to common stock . . .       $ 31,733         $ 31,952           $ 2,766          $  5,400
                                                  ========         ========           =======          ========
Average common and common equivalent
  shares outstanding (000's)  . . . . . . .         25,770           25,661            26,090            25,664
                                                  ========         ========           =======          ========

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

NOTE 4 -- REDEEMABLE SECURITIES

         The right for certain Management Stockholders to put their common stock to the Company (the "redeemable common stock") under certain circumstances expired on October 30, 1997 resulting in a reduction in redeemable securities and a corresponding increase in stockholders' equity. The effect on the accompanying condensed consolidated balance sheet as of September 30, 1997 would be a decrease in redeemable securities of approximately $9.5 million and an increase in stockholders' equity by a corresponding amount.

NOTE 5 -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement addresses the standards for computing and presenting earnings per share and replaces the presentation of primary and fully diluted earnings per share required under Accounting Principles Board Opinion 15 ("APB 15") with a presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. Adoption is required for periods ending after December 15, 1997. Had earnings per share been calculated in accordance with the principles of SFAS 128 for the nine and three months ended September 30, 1997, the Company's basic and diluted earnings per share would not have been materially different from the calculation of primary and fully diluted earnings per share, respectively, as calculated in accordance with the principles of APB 15.

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

NOTE 6 -- LEGAL PROCEEDING

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

SALE OF ANNUITY OPERATIONS AND WESTERN DIVERSIFIED GROUP

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance will initially be on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed by December 31, 1998. No contracts have transitioned to an assumption basis as of September 30, 1997.

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

         On September 30, 1997, the Company sold all of the common stock of substantially all of the subsidiaries which comprise the Western Diversified Group (the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage) to Protective Life Insurance Company. As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount is net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. The net deferred gain is subject to possible revision upon the ultimate resolution of these estimates and will be recognized as income as SunAmerica completes the assumption of policyholder liabilities. The Company expects to begin recognizing the net deferred gain in late 1997 and to earn the majority of the gain by December 31, 1998.

         The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. This capital may be used to repurchase common stock, pay dividends, reduce debt or for general corporate purposes, or for a combination of two or more of such uses.

                             RESULTS OF OPERATIONS

RESULTS SUMMARY

                                              NINE MONTHS ENDED            THREE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------   --------------------------
                                             1997           1996          1997           1996
                                          -----------    ----------   -----------   ------------
                                              (In millions, except share and per share data)
Operating income (1):
  Continuing operations . . . . . . . .   $  22.7         $  9.5       $  2.8       $   (3.0)
  Discontinued operations . . . . . . .       8.0           26.6          -             10.8
     Total  . . . . . . . . . . . . . .      30.7           36.1          2.8            7.8
Net income:
  Continuing operations . . . . . . . .      27.0           11.2          3.1           (2.5)
  Discontinued operations . . . . . . .       5.7           21.8          -              8.3
     Total  . . . . . . . . . . . . . .      32.7           33.0          3.1            5.8
Net income applicable to common stock .      31.7           32.0          2.8            5.4
Operating income per common share (1):
  Continuing operations . . . . . . . .      0.88           0.37         0.10          (0.12)
  Discontinued operations . . . . . . .      0.31           1.04         -              0.43
     Total  . . . . . . . . . . . . . .      1.19           1.41         0.10           0.31
Net income per common share . . . . . .      1.23           1.25         0.10           0.22
 Average common equivalent shares
   outstanding (000's). . . . . . . . .    25,770         25,661       26,090         25,664


---------------
(1) Applicable to common stock, excluding net realized investment gains (losses) and after preferred stock dividends.

      Operating income from continuing operations increased to $2.8 million, or $0.10 per common share, for the three months ended September 30, 1997 from an operating loss of $3.0 million, or $0.12 per common share, for the three months ended September 30, 1996. The increase in operating income was primarily due to increased investment income earned resulting from the sale of the Annuity Operations on March 31, 1997, a decrease in the loss ratio relating to the Company's stop-loss reinsurance product line and a reduction in corporate expenses, bad debts and other charges. See further discussion below regarding these variances. Operating income from continuing operations increased to $22.7 million, or $0.88 per common share, for the nine months ended September 30, 1997 from $9.5 million, or $0.37 per common share, for the nine months ended September 30, 1996 due primarily to the factors discussed above and a decrease in the group gross medical loss ratio. These factors were partially offset by the $23.0 million of severance and related charges incurred during the nine months ended September 30, 1997 in relation to the Company's reduction in force announced on March 31, 1997 as discussed below, an increase in the group gross expense ratio and a decrease in group earned premiums. Included in the 1997 third quarter results is a cost of $0.41 per share relating to higher-than-expected loss ratios in certain states from which the Company is exiting ($0.14 per share) and adverse development of claims experience in the remaining states related to periods prior to the third quarter ($0.27 per share).

      Operating income from continuing operations decreased to $2.8 million, or $0.10 per common share, for the three months ended September 30, 1997 from $17.3 million, or $0.68 per common share, for the three months ended June 30, 1997. This decrease was primarily attributable to an increase in the group gross medical loss and expense ratios as discussed below and a decrease in group earned premiums, partially offset by the reduction in corporate expenses discussed above.

STATEMENT OF INCOME DATA

         The Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations. The Company's continuing operations primarily consist of its group health business, stop-loss reinsurance business and joint venture Health Maintenance Organization ("HMO").

CONTINUING OPERATIONS

         The following tables recast the accompanying Condensed Consolidated Statements of Income for continuing operations for the nine and three months ended September 30, 1997 and 1996 as a percent of net insurance premiums and contract charges earned ("net premiums"), and provide other relevant information:

                                                                               PERCENTAGE                               PERCENTAGE
                                                     NINE MONTHS ENDED           CHANGE        THREE MONTHS ENDED         CHANGE
                                                       SEPTEMBER 30,             POSITIVE          SEPTEMBER 30,          POSITIVE
                                                 -----------------------        (NEGATIVE)    ------------------------   (NEGATIVE)
                                                  1997 (1)         1996          EFFECT          1997           1996       EFFECT
                                                 -----------------------     --------------   ------------------------ -------------
Revenues:
  Gross insurance premiums and contract
     charges earned . . . . . . . . . . . . . .    169.3%        180.4%        (11.1)%        163.2%        181.2%         (18.0)%
  Ceded insurance premiums and contract
     charges earned . . . . . . . . . . . . . .    (69.3)%       (80.4)%        11.1%         (63.2)%       (81.2)%         18.0%
                                                 ---------      --------     ---------        --------      --------       -------
    Net insurance premiums and contract
        charges earned  . . . . . . . . . . . .    100.0%        100.0%          0.0%         100.0%        100.0%          (0.0)%
  Net investment income   . . . . . . . . . . .      7.3%          4.4%          2.9%           8.8%          4.6%           4.2%
  Other income  . . . . . . . . . . . . . . . .      8.5%          6.1%          2.4%           3.4%          4.6%          (1.2)%
  Net realized investment gains (losses)  . . .      0.8%          0.1%          0.7%           0.0%          0.1%          (0.1)%
                                                 ---------      --------     ---------        --------      --------       -------
    Total revenues  . . . . . . . . . . . . . .    116.6%        110.6%          6.0%         112.2%        109.3%           2.9%
                                                 ---------      --------     ---------        --------      --------       -------
Benefits and expenses:
  Gross claims incurred on insurance
     products . . . . . . . . . . . . . . . . .    123.6%        134.2%         10.6%         128.9%        139.8%          10.9%
  Ceded claims incurred on insurance
     products . . . . . . . . . . . . . . . . .    (51.6)%       (62.3)%       (10.7)%        (52.3)%       (65.0)%        (12.7)%
                                                 ---------      --------     ---------        --------      --------       -------
    Net claims incurred on insurance
        products. . . . . . . . . . . . . . . .     72.0%         71.9%         (0.1)%         76.6%         74.8%          (1.8)%
  Universal life and investment-type
      contract benefits . . . . . . . . . . . .      2.1%          1.8%         (0.3)%          2.2%          1.8%          (0.4)%
  Increase (decrease) in life insurance
      reserves. . . . . . . . . . . . . . . . .     (0.3)%         0.0%          0.3%          (0.4)%         0.1%           0.5%
                                                 ---------      --------     ---------        --------      --------       -------
    Total benefits  . . . . . . . . . . . . . .     73.8%         73.7%         (0.1)%         78.4%         76.7%          (1.7)%
                                                 ---------      --------     ---------        --------      --------       -------
  Commissions   . . . . . . . . . . . . . . . .      6.6%          7.7%          1.1%           6.7%          7.6%           0.9%
  General expenses  . . . . . . . . . . . . . .     26.8%         24.1%         (2.7)%         22.4%         23.2%           0.8%
  Amortization of purchased intangibles   . . .      0.5%          0.6%          0.1%           0.5%          0.7%           0.2%
  Amortization of deferred policy
      acquisition costs . . . . . . . . . . . .      1.7%          1.3%         (0.4)%          1.2%          1.5%           0.3%
  Interest expense  . . . . . . . . . . . . . .      0.6%          0.6%          0.0%           0.6%          0.6%           0.0%
                                                 ---------      --------     ---------        --------      --------       -------
    Total benefits and expenses   . . . . . . .    110.0%        108.0%         (2.0)%        109.8%        110.3%           0.5%
                                                 ---------      --------     ---------        --------      --------       -------
Income (loss) from continuing operations
    before provision  (benefit) for income
    taxes and minority interest in joint
    venture's income  . . . . . . . . . . . . .      6.6%          2.6%          4.0%           2.4%         (1.0)%          3.4%
Provision (benefit) for income taxes. . . . . .      2.5%          1.1%         (1.4)%          0.9%          0.0%          (0.9)%
Minority interest in joint venture's income . .     (0.1)%        (0.1)%        (0.0)%         (0.2)%         0.0%          (0.2)%
                                                 ---------      --------     ---------        --------      --------       -------
Net income (loss) from continuing
  operations  . . . . . . . . . . . . . . . . .      4.0%          1.4%          2.6%           1.3%         (1.0)%          2.3%
                                                 =========      ========     =========        ========      ========       =======

                                                                               PERCENTAGE                               PERCENTAGE
                                                     NINE MONTHS ENDED           CHANGE        THREE MONTHS ENDED         CHANGE
                                                       SEPTEMBER 30,             POSITIVE          SEPTEMBER 30,          POSITIVE
                                                 -----------------------        (NEGATIVE)    ------------------------   (NEGATIVE)
                                                     1997          1996          EFFECT          1997           1996       EFFECT
                                                 -----------------------     --------------   ------------------------ -------------
Other relevant information:
  Group insured data:
    Employers (2)   . . . . . . . . . . .           124,000        197,000     (37.1)%        124,000         197,000       (37.1)%
    Employee lives  . . . . . . . . . . .           314,000        512,000     (38.7)         314,000         512,000       (38.7)
    Group covered lives   . . . . . . . .           601,000        975,000     (38.4)         601,000         975,000       (38.4)
    HMO covered lives   . . . . . . . . .           105,000         71,000      47.9          105,000          71,000        47.9
      Total covered lives   . . . . . . .           706,000      1,046,000     (32.5)         706,000       1,046,000       (32.5)
  Group gross medical loss ratio  . .                  71.2%          74.2%      3.0%            78.1%           76.7%       (1.4)%

--------------
(1) For the nine months ended September 30, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 24,000 and 34,000 groups, each group made up of one individual, as of September 30, 1997 and 1996, respectively, marketed through an association trust.

         Gross premiums decreased 21.4% to $355.1 million for the three months ended September 30, 1997 from $451.6 million for the three months ended September 30, 1996. Gross premiums decreased 15.2% to $1,192.8 million for the nine months ended September 30, 1997 from $1,406.0 million for the nine months ended September 30, 1996. During the three months ended March 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the three months ended March 31, 1997. All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 17.7% to $1,156.9 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease was primarily a result of the 38.4% decrease in group covered lives discussed below, partially offset by premium rate increases and growth in the premiums earned in the joint venture HMO. This joint venture, NHP Holding Company, Inc. ("NHP"), was formed in the third quarter of 1994 with a physician hospital organization. Covered lives in the HMO have increased 47.9% to 105,000 at September 30, 1997 from 71,000 at September 30, 1996. The
Company's 50% share of the net income of NHP was $1.1 million and $0.8 million for the nine months ended September 30, 1997 1996, respectively.

         During 1996, the Company continued to experience relatively high gross medical loss ratios. In response, the Company significantly increased premium rates, improved provider discount arrangements, redesigned benefit packages, modified commission structures and discontinued portions of the business as deemed advisable. In 1996, the Company ceased marketing in the State of Kentucky and terminated certain other marketing arrangements. In the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland, and New Jersey and to terminate existing small group insurance plans in these states. These various actions contributed to a 38.4% decrease in group covered lives to 601,000 at September 30, 1997 from 975,000 at September 30, 1996.

         Net investment income increased 47.9% to $50.3 million for the nine months ended September 30, 1997 from $34.0 million for the nine months ended September 30, 1996 and 67.8% to $19.3 million for the three months ended September 30, 1997 from $11.5 million for the three months ended September 30, 1996. As a percentage of net premiums, net investment income increased from 4.6% for the three months ended September 30, 1996 to 8.8% for the three months ended September 30, 1997 and from 4.4% for the nine months ended September 30, 1996 to

7.3% for the nine months ended September 30, 1997. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations discussed above.

         Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"). The amount of these profit sharing provisions has increased between these periods due primarily to the decrease in the group gross medical loss ratio.

         Total benefits decreased 12.2% to $503.9 million for the nine months ended September 30, 1997 from $574.1 million for the nine months ended September 30, 1996 and 10.7% to $170.6 million for the three months ended September 30, 1997 from $191.1 million for the three months ended September 30, 1996. As a percentage of net premiums, total benefits increased to 73.8% for the nine months ended September 30, 1997 from 73.7% for the nine months ended September 30, 1996 and to 78.4% for the three months ended September 30, 1997 from 76.7% for the three months ended September 30, 1996. The group gross medical loss ratio was 71.2% and 74.2% for the nine months ended September 30, 1997 and 1996, respectively, and 78.1% and 76.7% for the three months ended September 30, 1997 and 1996, respectively. Included in the 1997 third quarter results is a cost of $0.41 per share relating to higher-than-expected loss ratios in certain states from which the Company is exiting ($0.14 per share) and adverse development of claims experience in the remaining states related to periods prior to the third quarter ($0.27 per share). Excluding the exited states and the additional claims expense relating to the adverse development of prior periods, the group gross medical loss ratio was 71.9% for the three months ended September 30, 1997 as compared to 76.7% for the three months ended September 30, 1996. These decreases in the medical loss ratio are generally attributable to the premium rate increases and other actions which have been taken by the Company during the past two years. Much of the gross medical loss ratio improvement over the prior year is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above.

         Commissions, as a percentage of net premiums, declined to 6.6% for the nine months ended September 30, 1997 from 7.7% for the nine months ended September 30, 1996 and 6.7% for the three months ended September 30, 1997 from 7.6% for the three months ended September 30, 1996. These decreases were primarily due to the relative decrease in new group product sales, which incur a higher commission rate than renewals. In addition, the decrease has been affected by the increase in sales of the HMO product, which incur a lower commission rate than group products.

         General expenses decreased 2.2% to $183.3 million for the nine months ended September 30, 1997 from $187.5 million for the nine months ended September 30, 1996 and 15.7% to $48.7 million for the three months ended September 30, 1997 from $57.8 million for the three months ended September 30, 1996. As a percentage of net premiums, general expenses increased to 26.8% for the nine months ended September 30, 1997 from 24.1% for the nine months ended September 30, 1996 and decreased to 22.4% for the three months ended September 30, 1997 from 23.2% for the three months ended September 30, 1996. During the three months ended March 31, 1997, the Company restructured its operations in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. On March 31, 1997, the Company announced that during 1997 it would reduce its workforce by approximately 725 employees, of which approximately 475 employees are included in the Company's continuing operations and which represents approximately 20% of the continuing operations workforce. Accordingly, the Company incurred a pre-tax charge to continuing operations of $23.0 million for severance and related charges. During the three months ended March 31, 1996, the Company incurred a $6.7 million continuing operations pre-tax charge related to its strategic evaluation of operations. Excluding these charges, general expenses decreased 11.3% to $160.3 million for the nine months ended September 30, 1997 from $180.8 million for the nine months ended September 30, 1996 and 15.7% to $48.7 million for the three months ended September 30, 1997 from $57.8 million for the three months ended September 30, 1996. These decreases are primarily due to the reduction in workforce and other expense reductions which have been implemented during 1997 including a reduction in corporate expenses, bad debts and other charges during the three months ended September 30, 1997.

         The provision for income taxes, as a percentage of net premiums, has increased during these periods due primarily to the increase in pre-tax income from continuing operations and the decrease in net premiums.


                                BUSINESS OUTLOOK

         The Company announced that in August 1997, it retained Credit Suisse First Boston Corporation to explore strategic alternatives in order to maximize shareholder value. In mid-September, the Company began discussions with several parties regarding possible business combinations, including the possible sale of the Company. The Company intends to continue discussions with certain of these parties, and may pursue discussions with other parties as well. There can be no assurance that any such transaction will be entered into or consummated, nor any certainty as to the timing or terms of any such transaction that may be consummated. The Company remains committed to maximizing shareholder value by improving the profitability of its operations through controlling claims, encouraging sales of its new group health product, retaining existing business and reducing operating and overhead costs to offset the decline in premium volume.

         The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. This capital may be used to repurchase common stock, pay dividends, reduce debt or for general corporate purposes, or for a combination of two or more of such uses. Repurchases of the Company's common stock might be affected through one or more open market, self-tender or similar stock repurchase programs, although there can be no assurance that any such programs will be implemented by the Company. However, the Board of Directors has authorized management to make open market purchases from time to time, depending upon market conditions and in amounts management deems advisable, of up to ten percent of the Company's outstanding common stock. Such open market repurchases of common stock could be affected at a time when the Company is conducting the strategic discussions referred to above, and there can be no assurance that the prices paid in such repurchases will be greater than, and may in fact be less than, the consideration received in transactions, if any, that may result from strategic discussions or other subsequent stock repurchase programs, if any.

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In connection with this strategy, in the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland and New Jersey and to terminate existing small group insurance plans in these states. The Company began the introduction of a new product in April 1997 and as of October 1997 is offering this product in 28 states which represents most of the states in which the Company expects to focus its marketing efforts. As the Company exits the states noted above and possibly other states, and until the new product is sold in sufficient quantities to exceed lapses of the existing inforce product, the Company may experience further reductions in group covered lives, and as a result, in gross premiums. If gross premiums decline at a faster rate than the Company is able to reduce general expenses, the group gross expense ratio could increase in the future.

         The Company has generally experienced a higher gross medical loss ratio in the fourth quarter versus other quarters of the year. The Company believes that these higher medical loss ratios are primarily due to increased incidence of claims associated with the colder, winter climate and the fact that insureds generally exceed the calendar year deductible and out-of-pocket expense limits of their policies by that time of year. The Company has also generally experienced relatively higher gross medical loss ratios with groups that have been inforce for a longer period of time. New business has generally produced relatively lower gross medical loss ratios compared to the renewing inforce business. The Company cannot predict the extent to which these historical patterns will continue, increase or decrease in the future.


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

         In 1996, Congress enacted HR 3103 ("Health Insurance Portability and Accountability Act", or "HIPAA"), also commonly referred to as the Kennedy-Kassenbaum Bill. HIPAA provisions applicable to both insured and self-funded employer group coverage include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusion of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. In the individual market, HIPAA requires guaranteed acceptance for eligible individuals moving out of group plans who have at least 18 months of prior coverage. However, most of these states are expected to amend their laws to alleviate any inconsistencies. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.

                        LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of September 30, 1997, the Company has $23.5 million available under the revolving credit loan. In April 1997, the Company made a scheduled principal payment under the Credit Agreement of $25.0 million. The principal amount of outstanding indebtedness of the Company was $76.5 million as of September 30, 1997. Future required principal payments are $41.5 million in 1998 and $35.0 million in 1999. As of September 30, 1997 and December 31, 1996, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.21 to 1 and 0.26 to 1, respectively. The weighted average interest rates on the Company's indebtedness were approximately 6.3% and 7.7% for the nine months ended September 30, 1997 and 1996, respectively.

DIVIDENDS

         The Credit Agreement restricts dividends and other distributions payable by the Company. In any period of 12 consecutive months, the Company may pay cash dividends on, or repurchase for cash, capital stock in an amount not to exceed 15% of net worth (representing stockholders' equity excluding net unrealized gains (losses) on investments plus redeemable securities) as of the end of the fiscal quarter ending on or most recently prior to the last day of such 12 month period ($72.4 million for the 12 months ended September 30, 1997).

      The Company paid preferred stock dividends of approximately $0.7 million in April 1997. In each of March, June and September 1997, the Company declared common stock dividends of approximately $3.0 million which were paid in the subsequent month.

CASH FLOWS

         Net cash provided by operating activities decreased to $57.0 million for the nine months ended September 30, 1997 from $225.8 million for the nine months ended September 30, 1996. The decrease was generally attributable to the decrease in operating cash flows generated from the Company's Annuity Operations, which were sold on March 31, 1997, as well as the timing of settlement of liabilities under reinsurance agreements and benefit payments.

         Net cash provided by investing activities aggregated $200.4 million for the nine months ended September 30, 1997 compared to net cash used in investing activities of $55.9 million for the nine months ended September 30, 1996. In connection with the sale of the Annuity Operations discussed above, SunAmerica paid a purchase price to the Company of $238.2 million. In addition, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million. Offsetting this use of cash and cash equivalents duing the nine months ended September 30, 1997 were proceeds from sales, maturities and repayments of investments. Additionally, the Company increased its cash position by net cash of $23.3 million as a result of the sale of the Western Diversified Group.

         Net cash used in financing activities decreased to $137.3 million for the nine months ended September 30, 1997 from $181.6 million for the nine months ended September 30, 1996. This was due to decreased sales of annuity products and an increase in surrender activity of such products following the announcement in March 1996 that the Company was selling its Annuity Operations.

         During the nine months ended September 30, 1997, the Company sold sufficient available-for-sale securities, along with existing cash and cash equivalents, to aggregate $188.0 million, which was dividended by the insurance subsidiaries to the holding company. This cash may be used to repurchase common stock, pay dividends, reduce debt, for general corporate purposes, or for a combination of two or more of such uses.

         The Annuity Operations have historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities. In 1996 and for the three months ended March 31, 1997, surrenders or other payments have exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company no longer has the positive cash flows from operations or negative cash flows from financing activities in connection with this business. The Company realized net positive cash flows from operations for the three months ended March 31, 1997 of $100.1 million, but experienced net negative cash flows from operations of $43.1 million for the six months ended September 30, 1997. This decrease was primarily attributable to the sale of the Annuity Operations, a reduction in operating income and the timing of settlements of accruals previously established for severance and related charges. In addition, the majority of the net negative cash flows from financing activities of $137.3 million for the nine months ended September 30, 1997, which includes payments on investment contracts, will no longer be experienced. Future cash flows from investing activities will be reduced from historical levels as the Company's investment portfolio has been reduced from approximately $6.0 billion at December 31, 1996 to approximately $0.8 billion at September 30, 1997 following the sale of the Annuity Operations.

         The Company uses a variety of data processing hardware and software systems to process its business. Many of these systems utilize a two-digit field to identify a year, as has been standard in most data processing systems. A two-digit year field will not process correctly once a change in century occurs in the year 2000. The Company, in common with most organizations that use automated systems, must transition its systems to a four-digit year field by the year 2000 or arrange for other processing alternatives. In order to process certain calculations correctly, in some instances this transition must be completed by January 1, 1999. The Company has been working on this project (the "Year 2000 project") for several months. To date, the Company has indentified certain existing systems that will be modified to be year 2000 compliant and modifications are currently being made to such systems. The Company is currently evaluating which other systems will be modified to be year 2000 compliant, and which systems will be the subject of other processing alternatives. The Year 2000 project may result in substantial cash expenditures as the Company transitions its systems for the new century.

         The Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to service its debt, redeem preferred stock, pay anticipated dividends and satisfy other requirements.

REINSURANCE

         As discussed above, in conjunction with the sale of the Annuity Operations, the Company has entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance is initially on an indemnity basis and the parties have agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. A substantial portion of the transition to an assumption basis is expected to be completed by December 31, 1998. No contracts have transitioned to an assumption basis as of September 30, 1997. Assets equal to the amount of policy reserves ceded of approximately $3.6 billion have been placed in trust for the benefit of JALIC. In addition, substantially all of the Company's existing coinsurance which had previously been ceded to other reinsurers has now been assigned to SunAmerica. Assets equal to these reserves of approximately $0.6 billion have been placed in trust for the benefit of SunAmerica. JALIC, in turn, is indemnified under these reinsurance agreements by SunAmerica. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

INVESTMENTS

         The following table sets forth the composition of the Company's debt securities portfolio by rating as of September 30, 1997 (dollars in thousands):

                         HELD-TO-      AVAILABLE-        TRADING           TOTAL          % OF TOTAL
                         MATURITY       FOR-SALE         ACCOUNT          CARRYING         CARRYING
                        SECURITIES     SECURITIES       SECURITIES         VALUE             VALUE
                        ----------     ----------       ----------       ----------       ----------
Rating (1)
AAA (2) . . . . . . . . $ 20,655       $ 161,983         $  3,505        $ 186,143               31.1%
AA  . . . . . . . . . .    4,771          85,492               --           90,263               15.1
A . . . . . . . . . . .   15,061         239,507               --          254,568               42.5
BBB . . . . . . . . . .    4,854          63,080               --           67,934               11.3
                       ---------      ----------      -----------       ----------             ------
    Total   . . . . . . $ 45,341       $ 550,062         $  3,505        $ 598,908              100.0%
                       =========      ==========      ===========       ==========             ======

---------------
(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $50,056,000 of U.S. government and agency debt securities.

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

         (b)     Reports on Form 8-K
                 None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                JOHN ALDEN FINANCIAL CORPORATION



Date: November 13, 1997                 By: /s/ Scott L. Stanton
                                           ------------------------------------
                                                 Scott L. Stanton
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
No.                               Description
---                               -----------

10.63 Amended and Restated Employment Agreement dated November 5, 1997, by and between John Alden Financial Corporation and Glendon E. Johnson.

10.64 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Marvin H. Assofsky.

10.65 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Glen A. Spence.

10.66 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Scott L. Stanton.

10.67 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Michael P. Andersen.

10.68 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Lonnie R. Wright, Jr.

10.69 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Kerry D. Clemmons.

10.70 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Mark A. Schoder.

10.71 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Anne V. Wardlow.

10.72 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and William S. Wilkins.

10.73 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and William H. Mauk, Jr.

10.74 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and James H. Srite.

10.75 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Patsy Campola.

10.76 Change of Control Employment Agreement dated November 5, 1997 between John Alden Financial Corporation and Gary F. Kadlec.

27        Financial Data Schedule