Form 10-K405
period 1997-12-31
ALDEN JOHN FINANCIAL CORP
filed 1998-03-23
CIK 822079

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -----------
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                         WHICH REGISTERED
--------------------------------------------------------------------------------
      COMMON STOCK, PAR VALUE $.01                 NEW YORK STOCK EXCHANGE
     PREFERRED SHARE PURCHASE RIGHT                NEW YORK STOCK EXCHANGE

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 16, 1998 WAS APPROXIMATELY $522,462,746.

    AS OF MARCH 16, 1998, 24,526,104 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

    DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY, WHICH WILL BE FILED ON OR BEFORE APRIL 30, 1998.


==============================================================================

                              TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.....................................................................  1

ITEM 1.   BUSINESS.........................................................  1
          Historical Perspective...........................................  1
          Anticipated Sale of the Company..................................  1
          Business Strategy................................................  2
          Sale of Discontinued Operations..................................  4
          Investments......................................................  5
          Reinsurance......................................................  5
          Competition......................................................  6
          Government Regulation............................................  7
          Employees........................................................  9
          Ratings.......................................................... 10

ITEM 2.   PROPERTIES....................................................... 10

ITEM 3.   LEGAL PROCEEDINGS................................................ 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 11

PART II.................................................................... 12

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................. 12
          Principal Markets and Sales Prices............................... 12
          Holders.......................................................... 12
          Dividends........................................................ 12

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................. 13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................. 16

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 26

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................... 26

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT............................. 26

PART III................................................................... 28

PART IV.................................................................... 29

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K......................................................... 29


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q and any Form 8-K of the Company and any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to, uncertainties relating to general economic conditions and cyclical industry conditions, uncertainties relating to federal and state government and regulatory policies, volatile and unpredictable developments (including utilization of medical services), medical inflation, the uncertainties of the reserving process, the competitive environment in which the Company operates, the uncertainties inherent in the development and introduction into the marketplace of the Company's new small group health insurance product, the ability of the Company to obtain desired contracts and pricing with providers, the ability to obtain dividend approval from state regulators, the uncertainties regarding the timing of the assumption of policies coinsured with SunAmerica, the ability to modify or replace computerized systems to be year 2000 compliant, and the ability of the Company to control costs. There can be no certainty as to the timing of the consummation of the acquisition of the Company as described below or obtaining approval from regulators and stockholders for the proposed sale of the Company. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      In addition to the small group health insurance products, the Company's healthcare business includes two other related product lines. Through Alden Risk Management Services ("ARMS"), the Company provides healthcare stop-loss reinsurance products to a number of organizations that bear a significant portion of their own risk, including employer groups whose benefit programs are self-funded. Through a joint venture corporation, the Company also offers health maintenance organization ("HMO") products in the South Florida market.

      During recent years, the healthcare industry has undergone a substantial transformation, primarily caused by healthcare legislation, originally at the state level and, more recently, also at the federal level (the "reforms") and the growth of managed care organizations. The reforms include, among other things, guaranteed issue, mandated benefits, premium rate limits (including "community rating" and "modified community rating"), guaranteed renewability, minimum loss ratio mandates and risk adjustment mechanisms which allocate losses of individual carriers to group carriers. Among other things, such legislation places certain limits on the Company's ability to reprice its products to reflect increasing medical costs. A large number of the states in which the Company sells health insurance have adopted some form of healthcare reform legislation and approximately two thirds of the states have enacted reforms limiting the use of individual underwriting. Additionally, the healthcare industry has seen rapid growth of HMO's and other managed care organizations. Finally, the healthcare providers are organizing themselves in new ways such as Physician Hospital Organizations ("PHO's").

      In response to these varied changes in the environment in which the Company operates, the Company has undergone its own transformation. Beginning in late 1994 and throughout 1995, the Company conducted a strategic evaluation of its operations. As a result of this evaluation, the Company determined that it needed to focus all of its energies and resources on its healthcare operations. In addition, on March 27, 1996, the Board of Directors of the Company authorized the sale of its Asset Accumulation Segment, which included substantially all of the annuity business (the "Annuity Operations"), and the Western Diversified Group, the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage (see "Sale of Discontinued Operations"). The sale of the Annuity Operations occurred on March 31, 1997, and the sale of the Western Diversified Group occurred on September 30, 1997. During the first quarter of 1998, the Company also discontinued its marketing of products written by third party insurers.

ANTICIPATED SALE OF THE COMPANY

      On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis, Inc. ("Fortis"), a wholly-owned subsidiary of Fortis Amev, Netherlands, and Fortis AG, Belgium, as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. See Note 2 to the Company's Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

BUSINESS STRATEGY

Small Group Health Insurance Products

      The Company has continued its efforts to strengthen its products and negotiate new and better contracts with its providers. This strategy is designed to reduce the risks created in its marketplace by healthcare reforms and changing patterns of behavior by providers while offering customers attractive, high quality, affordable products. In this pursuit, during early 1996, the Company began a major project to design benefit plans that were more easily understood and administered by providers and which steer customers into selected provider networks. The strategy resulted in the development of a new product which has been introduced in 31 states representing most of the states in which the Company expects to focus its marketing efforts. It has been designed to offer customers the high quality, affordable features they demand, reward policyholders for using the Company's selected local provider system, generate stronger relationships with providers and reduce the risks healthcare reforms have created in the marketplace. The features of the new product, while not unique, were designed to be similar to, and competitive with, the key features of products offered by the Company's competitors. In response to increasing restrictions on the Company's ability to use individual underwriting and in order to better spread medical risks, the Company increased its marketing efforts to groups having five to fifteen employees, which are slightly larger groups than those to which the Company has made most of its sales in the past (see "Healthcare Marketing"). Sales of the new product have in fact been to larger groups than the average group size of the old product. During 1997, approximately 59.7% of all certificates issued by the Company were with respect to groups having five or more employees representing 58.7% of the annualized gross premiums. The Company is currently increasing its efforts to sell to the three and four life groups and ten to fifty life groups. Although there can be no assurance as to the success of this new product in the competitive healthcare industry, it has been designed to be more attractive to providers and customers thereby increasing demand in the marketplace and sales. It is anticipated that the cost of implementing this strategy may result in an increase in the group gross expense ratio over the next several quarters and possibly thereafter.

      The new product employs greater differentials between in-network and out-of-network benefits to increase steerage to contracted providers. Out-of-network benefits are now subject to certain higher coinsurance percentages, reimbursements based upon in-network negotiated levels or Medicare allowable levels, separate and higher deductibles and out-of-pocket limits. Certain medical services, such as preventive benefits, are only available in-network. The new product includes limits on transplants and outpatient therapies. Changes in both the type of benefit and the amount covered have been made, especially in the types of benefits that are particularly prone to over utilization. Additionally, certain markets now have "value plans" available that will appeal to a healthier segment of the market and compete in low-cost areas of the market. The new product is designed to be "provider network friendly". Plan designs can be customized for the local marketplace and medical delivery system. The number of plan designs offered in each market has been reduced to make administration by the provider easier than the traditional group product. Additionally, the new product employs greater use of co-pays, as provider networks generally prefer co-pays over deductibles since they are more understandable and easier to administer. Beginning in the second quarter of 1998, the Company will add a new feature to the new product called Employee Level Selection. This feature will allow insureds to choose different networks, which may be more convenient to employees of an employer with multiple locations.

      In addition to the development of the new product, as part of the Company's business strategy, during 1996 the Company began exiting certain markets and/or states in which it determined that it could not operate on a profitable basis. This included ceasing to offer coverage through certain purchasing alliances and the exiting of the State of Kentucky. In the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland and New Jersey, and to terminate existing small group insurance plans in these states. By the end of the third quarter 1997, virtually all of the policies in these states had expired. The Company is focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. Conversely, the Company intends to reduce its marketing efforts and significantly reduce its financial exposure and may, in some cases, withdraw from business in those states where legislative reform and intense competition have significantly increased the risk profile of writing small employer health coverage. The Company continues to monitor the business in the various states, and based on competitive and regulatory issues, the Company may decide to exit additional states. It is possible that the Company could experience an increase in the group medical loss ratio for existing business in additional exit states, if any.

      During the first quarter of 1997, the Company reduced the number of service centers for its group business from seven to three. The Company believes it gained efficiencies as well as cost reductions from the consolidation.

      Another changing part of the healthcare mix is the providers themselves. Providers are now organizing in a manner that allows them to contract directly with a selected number of payors rather than through an intermediary organization such as a Preferred Provider Organization ("PPO"). The Company believes that characteristics of a PHO as compared to characteristics of a PPO include smaller, higher-quality groups, greater discounts and stronger medical management.

      As of December 31, 1997, the Company's small group indemnity and managed indemnity products covered approximately 284,000 employees and approximately 544,000 total insureds, including dependents.

      In the third quarter of 1994, the Company entered into an HMO joint venture, NHP Holding Company, Inc. ("NHP"), with Dimension Physician-Hospital Organization, Inc. ("Dimension"), to serve the South Florida area. Dimension included five leading hospitals and approximately 1,600 physicians and, through its existing HMO, provided medical coverage to approximately 11,000 people. Currently, NHP's South Florida HMO network includes 30 hospitals and approximately 4,400 physicians. At December 31, 1997, NHP was providing medical coverage to approximately 111,000 people throughout South Florida, including approximately 13,000 Medicare customers and approximately 10,000 Medicaid customers. Through its small group business, the Company may also pursue opportunities to market HMO-like insurance products in other areas.

Healthcare Stop-loss Reinsurance Products

      ARMS's business consists primarily of providing healthcare stop-loss reinsurance coverage and related insurance products to employers that elect to self-insure a portion of their employee medical benefit programs. These products cover the employers' risk of catastrophic claims in excess of deductible amounts on both specific and aggregate bases. In 1997, the Company exited the portion of its stop-loss reinsurance business that was issued to managed care organizations and HMO's and this portion is currently in runoff. At December 31, 1997, the Company's healthcare stop-loss reinsurance products to employers covered approximately 868,000 lives.

Healthcare Marketing

      Sales of the Company's small group health insurance products are diversified geographically. At the current time, business is actively marketed in 31 states and the District of Columbia. The small group health insurance products are marketed primarily through the Company's captive marketing organization, North Star Marketing Corporation, which markets products through approximately 56,000 independent insurance agents. Group insurance generally is a small part of the business of the independent insurance agents contacted by the marketing organization. No single agent accounts for a significant portion of the group product sales. The ability of the Company to provide a detailed explanation of the Company's products, competitive information that will assist the agent to make the sale, and service support to the insured group, enables the Company to meet the agents' need for timely information and other service support. This, in turn, enhances the ability of the Company to compete on a basis other than price or agent compensation alone. The sales representatives' compensation is based on both the amount of insurance sold and the first year loss ratios on their sales.

      In the past, the Company's use of individual medical underwriting and its policy features and pricing were better suited to the small group marketplace of businesses having fewer than five employees. As of December 31, 1997, approximately 50.2% of all employees insured by the Company were in groups consisting of five or more employees, which groups accounted for approximately 45.0% of the annualized gross premiums in force at such date. In response to increasing restrictions on the Company's ability to use individual medical underwriting and in order to better spread medical risks, the Company has increased its marketing efforts to business groups with five to fifteen employees. This segment of the small group market may have characteristics that differ from those of slightly smaller group sizes, and may be more sensitive to the identity of provider systems, pricing, product characteristics and other competitive factors. There can be no assurance that the Company will be able to successfully market the new product. In the first quarter of 1998, the Company ceased marketing products written by third party insurers.

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

SALE OF DISCONTINUED OPERATIONS

      On March 31, 1997, the Company sold substantially all of its Annuity Operations to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York, the then New York-domiciled subsidiary of the Company, ("JANY") and the coinsurance of substantially all of the annuity business of another subsidiary, John Alden Life Insurance Company ("JALIC"). The coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

      As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million. The consideration represented approximately $162.3 million of premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It did not include any capital and surplus used to support the annuity business in JALIC, which remained in JALIC.

      On September 30, 1997, the Company sold all of the common stock of substantially all of the subsidiaries comprising the Western Diversified Group to Protective Life Insurance Company.

      As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount was net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. During the three months ended December 31, 1997, the Company recognized approximately $24.0 million of the net deferred gain in income as a result of the assumption of policy reserves by SunAmerica. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

      The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. In the event that the sale of the Company does not occur, this capital may be used to repurchase common stock, pay dividends, reduce debt, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses. During December 1997 and January 1998, the Company repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $25.9 million.

INVESTMENTS

      The Company's investment portfolio at December 31, 1996 aggregated approximately $6.0 billion. At December 31, 1997, after the disposition of discontinued operations, the Company's investment portfolio aggregated approximately $1.0 billion as follows (dollars in thousands):

                                                                                        DECEMBER 31,
                                                                           ----------------------------------------
                                                                                 1997                  1996
                                                                           ------------------    ------------------
Debt securities:
   Held-to-maturity securities...........................................  $       44,780        $       45,357
   Available-for-sale securities.........................................         550,585             4,248,774
   Trading account securities............................................           3,504                 4,518
Equity securities........................................................              23                82,098
Mortgage loans...........................................................         145,770             1,449,242
Investment in real estate, at cost, less accumulated depreciation........          40,354                39,903
Real estate owned........................................................           3,021                11,483
Policy loans and other notes receivable..................................          32,091                75,186
Short-term investments...................................................         196,218                 6,371
                                                                           ------------------    ------------------
   Total invested assets.................................................  $    1,016,346        $    5,962,932
                                                                           ==================    ==================

      The composition of the Company's debt securities as of December 31, 1997 is as follows (dollars in thousands):

                                                                                     DECEMBER 31, 1997
                                                                           --------------------------------------
                                                                                AMOUNT                  %
                                                                           -----------------     ----------------
RATING (1):
AAA (2)................................................................      $      183,880            30.7%
AA.....................................................................              90,918            15.2
A......................................................................             259,655            43.3
BBB....................................................................              64,416            10.8
                                                                           -----------------     ----------------
  Total................................................................      $      598,869           100.0%
                                                                           =================     ================

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

(2) Includes approximately $48,506,000 of U.S. government and agency debt securities.

    See Note 6 to the Company's consolidated financial statements for further discussion regarding invested assets.

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

      As discussed above, in conjunction with the sale of the Annuity Operations, the Company entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998. At December
31, 1997, there are assets held in trust directly or indirectly available for payments to policyholders supporting the remainder of the ceded reserves. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company ("A.M. Best").

      For excess stop-loss and catastrophe reinsurance, where reinsurance cash flows are small and disproportionate to risk, the Company generally restricts reinsurance arrangements to established professional reinsurers with an A.M. Best rating of "A+ (Superior)" or other rating agency equivalent designations. For health coinsurance, where reinsurer cash buildups are minimal, the Company applies the same reinsurer minimum standards.

      The reinsurance of risk does not relieve the Company of its original liability to policyholders. The ceded business is included in contract holder liabilities and is reflected as reinsurance receivables or investment deposits recoverable on the Company's consolidated balance sheet. Receivables from reinsurers and investment deposits recoverable aggregated $187.1 million and $970.7 million at December 31, 1997 and December 31, 1996, respectively. Additionally, included in other assets at December 31, 1997 in the accompanying consolidated balance sheet was approximately $1.4 billion of investment contract deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities related to the discontinued operations.

COMPETITION

      The Company operates in a highly competitive environment. There are numerous insurance companies, managed care providers and other entities that compete with the Company, many of which have greater resources than the Company. The Company believes that the principal competitive factors in the sale of insurance are product features, price, commission structure, perceived stability of the insurer, service, name recognition and managed care capability. Many other insurance companies compete for sales in the Company's markets. In addition, the Company's ability to compete is affected, in part, by its ability to recruit, train and retain quality marketing and sales representatives.

      The Company competes in the healthcare industry primarily with other large health insurers, Blue Cross and Blue Shield associations and managed care providers, the most significant of which are HMO's.

      State and federal legislative reforms, the rapid growth of HMO's and managed care organizations and new forms of healthcare provider organizations have negatively impacted the Company's ability to compete. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Statement of Income Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Outlook".

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

Regulatory Changes

      The NAIC and insurance regulators periodically re-examine existing laws and regulations and their application to insurance companies. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals or model acts. Recently, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, development of new laws and the implementation of non-statutory guidelines.

      Many states have enacted small group reforms that either go further than or are unique in their approach compared to the NAIC model law. A large number of the states in which the Company sells health insurance have adopted some form of healthcare reform legislation and approximately two-thirds of the states have enacted reforms limiting the use of individual underwriting. Such reform legislation included the NAIC small group model law reforms discussed above, as well as guaranteed renewal and mandated loss ratios. Insurance reform will likely continue at the state level. These state reforms have restricted the Company's ability to adjust pricing based on underwriting and to maintain targeted profit margins for its products. In certain states, such reforms could preclude the Company from competing profitably, causing the Company to withdraw from doing business in such state. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Statement of Income Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Outlook".

      In 1996, Congress enacted HR 3103 ("Health Insurance Portability and Accountability Act", or "HIPAA"), also commonly referred to as the Kennedy-Kassenbaum Bill. HIPAA provisions applicable to both insured and self-funded employer group coverage include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusion of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. In the individual market, HIPAA requires guaranteed acceptance for eligible individuals moving out of group plans who have at least 18 months of prior coverage. However, most states have or are expected to amend their laws to alleviate any inconsistencies with the federal minimum standards. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

      The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no business operations other than holding the stock of its subsidiaries, its primary sources of cash needed to meet its obligations, including principal and interest payments under its credit agreement, are dividends and other payments from its insurance and non-insurance subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Cash Flows".

      The Company's available capital was enhanced by both the after-tax gain generated from the sale of its annuity and credit businesses and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. In the event that the sale of the Company does not occur, this capital may be used to repurchase common stock, pay dividends, reduce debt, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses. During December 1997 and January 1998, the Company repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $25.9 million.

      The Company's insurance subsidiaries are subject to various regulatory restrictions on the maximum amount of payments including loans, cash advances, contracts for services or other related company transactions that they may enter into with the Company or any of its subsidiaries or affiliates without obtaining prior regulatory approval. As a Minnesota-domiciled insurance company, JALIC is subject to Minnesota requirements that life insurance company dividends must receive prior regulatory approval if their fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (ii) the net gain from operations of the insurer, not including realized investment gains, for the 12-month period ending the 31st day of December next preceding. The Minnesota dividend statute requires notice to the Minnesota Commissioner of Commerce for dividend payments made by an insurance carrier within five days after declaration and at least ten days prior to payment. The Minnesota statute generally also limits payment of dividends to a carrier's unassigned surplus less 25% of unassigned surplus attributable to unrealized capital gains. As a Texas-domiciled insurance company, Houston National Life Insurance Company, a subsidiary of the Company and the parent of JALIC, ("HNLIC") is subject to Texas requirements that life insurance company dividends must receive prior regulatory approval if their fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer's surplus as regards policyholders as of the preceding December 31st; or (ii) the statutory net gain from operations of the insurer for the 12-month period ending the preceding December 31st. With the approval of the state regulators, JALIC made an extraordinary dividend distribution of approximately $200 million to HNLIC during 1997, which in turn distributed approximately $188 million to the Company. Because of these dividend distributions, any dividends paid by JALIC or HNLIC before June 21, 1998 would be considered extraordinary and would require prior approval. On or after that date, approximately $76.7 million is available for dividend distribution without prior approval.

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

      Applying the NAIC formula as of December 31, 1997, the Total Adjusted Capital of the Company's principal life insurance subsidiary, JALIC, was substantially above the level necessary to trigger any action under the Model Act.

Assessments Against Insurers

      Under insolvency or guaranty laws in most states in which the Company operates, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. The timing of any future assessments on the Company under these laws cannot be reasonably estimated and is beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and some assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company has recorded an assessment liability of $3.3 million at December 31, 1997.

EMPLOYEES

      The Company had approximately 1,790 employees as of March 1, 1998, and considers its employee relations to be good. The Company's employees are not represented by labor unions.

RATINGS

      JALIC is currently rated "A- (Excellent)" by A.M. Best, "BBB+ (Adequate)" by Standard & Poor's Rating Group ("S & P") for claim-paying ability and "Baa2" by Moody's Investors Service ("Moody's") for income financial strength. Upon the announcement of the proposed sale of the Company, A.M. Best announced that its current rating of JALIC is under review with developing implications. In addition, S & P announced that it has revised its CreditWatch implications on JALIC's rating to positive from developing and Moody's announced that it has placed JALIC's rating on review for possible upgrade.

ITEM 2.      PROPERTIES

      The Company's headquarters are located in Miami, Florida, where it owns approximately 55 acres of an office park with the following improvements: (i) a seven-story office building containing approximately 231,000 rentable square feet of office space, (ii) three six-story office buildings containing approximately 130,000 rentable square feet per building and (iii) five single-story buildings and two mid-rise buildings containing, in the aggregate, approximately 384,000 rentable square feet of office and warehouse space. The Company occupies the entire seven-story building, a portion of the space in one of the six-story buildings, and space in two of the single-story buildings.

      The Company currently owns an office building in Boise, Idaho containing 50,000 rentable square feet of office space. During 1998, the Company entered into an agreement to sell this property and intends to enter into a ten year lease with the buyer. The Company also leases approximately forty sales offices and three service centers throughout the United States. The Company believes that its present facilities are adequate for its current needs.

ITEM 3.      LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the ultimate disposition of such proceedings, individually and in the aggregate (including the lawsuits discussed below), will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

      The Company and certain of its officers and directors have been named as defendants in actions entitled Hanf v. Johnson, et al., C.A. No. 16241NC, filed on March 10, 1998, and Abramsky v. Johnson, et al., C.A. No. 16235NC, filed March 9, 1998, in the Court of Chancery of the State of Delaware. The plaintiffs allege that they are owners of the Company's common stock and that they are bringing the actions as class actions. Plaintiffs challenge the proposed sale of the Company to Fortis and allege that the Company is not being sold for the highest price possible. For relief, plaintiffs seek an injunction against consummation of the proposed transaction with Fortis and an award of damages. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuit.

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

                                         PRICE RANGE
                                 ----------------------------   DIVIDENDS
                                     HIGH           LOW         DECLARED
                                 -------------  -------------  ------------
    1996
    ----
    First Quarter.............     $21-5/8       $17-5/8          $0.11
    Second Quarter............      24-1/8        18-3/8           0.11
    Third Quarter.............      22-1/8        18-1/4           0.12
    Fourth Quarter............      20-1/2        16-5/8           0.12

    1997
    ----
    First Quarter.............      20-1/8        16-3/4           0.12
    Second Quarter............      22-1/8        16-3/8           0.12
    Third Quarter.............      31-3/4        20-7/8           0.12
    Fourth Quarter............     31-5/16       22-5/16           0.12

      On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash.

HOLDERS

      As of March 16, 1998, the approximate number of record holders of the Company's Common Stock was 560 and the approximate number of beneficial owners was 7,200.

DIVIDENDS

      On March 8, 1998, the Board of Directors of the Company declared a dividend of $0.12 per share of Common Stock to holders of record on March 31, 1998, aggregating approximately $2.9 million and declared a preferred stock dividend in the amount of approximately $0.7 million, both payable on April 20, 1998.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      The following historical financial data for the ten years ended December 31, 1997 have been derived from the Consolidated Financial Statements of the Company audited by Price Waterhouse LLP, independent accountants. The following selected financial data of the Company should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited Consolidated Financial Statements appearing elsewhere herein.

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

      Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share". In accordance with this statement, per share amounts for each year presented have been restated to comply with the provisions of the statement.

SELECTED FINANCIAL DATA
JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES



-----------------------------------------------------------------------------------------------------------------------  -----------
                                                                                  ACTUAL
(In thousands, except per share                    ------------------------------------------------------------------    PRO FORMA
 and ratio data)                                       1997          1996          1995          1994         1993        1992 (1)
-----------------------------------------------------------------------------------------------------------------------  -----------
STATEMENT OF INCOME DATA:
   Gross insurance premiums and
      contract charges earned                      $ 1,531,663   $ 1,838,254   $ 1,936,262   $ 1,792,087  $ 1,661,229   $ 1,380,634
   Net insurance premiums and
      contract charges earned                          928,901     1,024,574     1,053,035       939,913      930,588       753,744
   Net investment income                                69,293        45,460        50,388        38,145      353,869       329,494
   Total revenues                                    1,050,049     1,114,682     1,156,464     1,071,198    1,406,784     1,185,063
   Gross claims incurred on insurance
      products                                       1,141,307     1,396,695     1,458,365     1,226,531    1,039,693       872,269
   Net claims incurred on insurance
      products                                         670,192       749,051       763,099       609,767      555,517       456,688
   Interest expense                                      5,332         6,615         8,413         6,067        6,096         6,886
   Total benefits and expenses                       1,058,799     1,116,353     1,186,984     1,000,971    1,279,204     1,082,850
   Net (loss) income before cumulative effect
      of change in accounting principle:
        Continuing operations                           (7,791)       (1,711)      (18,900)       48,625           --            --
        Discontinued operations                         29,679        32,647        25,308        27,690           --            --
          Total                                         21,888        30,936         6,408        76,315       80,044        64,523
   Net income (loss)                                    21,888        30,936         6,408        75,774       83,126        64,523
   Net income (loss) applicable to
      common stock                                      20,538        29,586         5,058        74,424       81,776        63,176
   Per common share:
      Net income (loss) before cumulative
        effect of change in accounting principle:
        Continuing operations                            (0.36)        (0.12)        (0.80)         1.92           --            --
        Discontinued operations                           1.17          1.29          1.00          1.12           --            --
          Total                                           0.81          1.17          0.20          3.04         3.36          2.71
      Net income (loss)                                   0.81          1.17          0.20          3.02         3.49          2.71

   Average common shares outstanding                    25,400        25,295        25,328        24,623       23,422        23,308
   Cash dividends declared per
          common share                             $      0.48   $      0.46   $      0.44   $      0.40  $      0.27           N/A

BALANCE SHEET DATA:
   Total invested assets                           $ 1,016,346   $ 5,962,932   $ 6,114,770   $ 5,675,743  $ 4,988,946   $ 4,366,105
   Total assets                                      1,479,932     7,671,249     7,696,030     6,962,133    6,131,288     5,553,481
   Short-term debt                                      41,500        25,000        15,063        22,679       30,875        19,676
   Long-term debt                                       35,000        76,500        92,000       102,399       92,754       105,966
   Redeemable securities                                15,286        18,687        19,416        20,181       23,776        51,114
   Stockholders' equity                                450,910       465,211       477,231       406,724      344,197       198,561

OTHER DATA:
   Operating income (loss) applicable to
      common stock                                 $    (4,313)  $    32,832   $     4,100   $    83,278  $    82,767   $    71,214
   Operating income (loss) per common share              (0.17)         1.30          0.16          3.38         3.53          3.05
   Operating income before interest,
      taxes and preferred stock dividends                3,528        59,295        19,159       133,631      139,949       121,303
   Group gross medical loss ratio                         75.4%         76.3%         75.0%         69.7%        64.9%         65.0%
   Group gross combined ratio                            103.1%        100.0%        100.2%         94.8%        90.6%         90.1%

(1) The pro forma statement of income data and other related data for the year ended December 31, 1992 were prepared assuming the Company's initial public offering of its common stock (the "IPO") occurred on January 1, 1992. The pro forma balance sheet data as of December 31, 1992 and related other data were prepared assuming the IPO occurred on December 31, 1992.

SELECTED FINANCIAL DATA
JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES



-----------------------------------------------------------------------------------------------------------------------------------
                                                                         ACTUAL
(In thousands, except per share                  ----------------------------------------------------------------------------------
 and ratio data)                                     1992            1991             1990             1989             1988
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Gross insurance premiums and
   contract charges earned                       $1,380,634       $1,205,796       $  982,464       $  734,630       $  567,827
Net insurance premiums and
   contract charges earned                          753,744          931,900          897,786          666,197          490,611
Net investment income                               329,494          332,294          332,015          301,790          282,473
Total revenues                                    1,185,063        1,338,916        1,228,949          969,124          778,895
Gross claims incurred on insurance
   products                                         872,269          788,975          651,906          467,089          357,501
Net claims incurred on insurance
   products                                         456,688          579,172          590,145          426,068          324,342
Interest expense                                     15,226           24,316           32,093           35,637           30,411
Total benefits and expenses                       1,092,230        1,260,578        1,202,616          949,479          779,351
Net (loss) income before cumulative effect
   of change in accounting principle:
     Continuing operations                               --               --               --               --               --
     Discontinued operations                             --               --               --               --               --
       Total                                         57,856           49,134           12,073           11,186           (2,181)
Net income (loss)                                    57,856           55,904           12,073           11,186           (2,181)
Net income (loss) applicable to
   common stock                                      54,829           51,772            9,814            9,012           (4,341)
Per common share:
   Net income (loss) before cumulative
     effect of change in accounting principle:
     Continuing operations                               --               --               --               --               --
     Discontinued operations                             --               --               --               --               --
       Total                                           3.08             2.83             0.62             0.57            (0.27)
   Net income (loss)                                   3.08             3.25             0.62             0.57            (0.27)

Average common shares outstanding                    17,786           15,930           15,930           15,930           15,930
Cash dividends declared per
      common share                               $     0.06               --               --               --               --

BALANCE SHEET DATA:
   Total invested assets                         $4,359,992       $4,003,019       $3,171,096       $3,165,005       $2,662,832
   Total assets                                   5,543,489        5,208,575        4,502,069        4,075,482        3,429,552
   Short-term debt                                   21,154           97,089           18,891           18,609            8,592
   Long-term debt                                    94,496          115,586          214,213          259,986          247,653
   Redeemable securities                             51,114           64,834           58,585           50,890           48,420
   Stockholders' equity                             198,561           73,227           14,694           10,321            1,592

OTHER DATA:
   Operating income (loss) applicable to
      common stock                               $   62,870       $   20,728       $   16,144       $   13,306       $   (2,260)
   Operating income (loss) per common share            3.53             1.32             1.01             0.83            (0.14)
   Operating income before interest,
      taxes and preferred stock dividends           120,263           65,792           68,035           61,800           33,105
   Group gross medical loss ratio                      65.0%            67.8%            67.0%            68.5%            72.4%
   Group gross combined ratio                          90.1%            92.9%            93.3%            94.9%            98.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               GENERAL OVERVIEW

ANTICIPATED SALE OF COMPANY

      On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. See Note 2 to the Company's Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

SALE OF DISCONTINUED OPERATIONS

      On March 31, 1997, the Company sold its Annuity Operations to SunAmerica. The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

      As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million. The consideration represented an approximately $162.3 million premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It did not include any capital and surplus used to support the annuity business in JALIC, which remained in JALIC.

      On September 30, 1997, the Company sold all of the common stock of substantially all of the subsidiaries which comprise the Western Diversified Group (the principal subsidiaries of the Company that market credit life and disability and retail service warranty coverage) to Protective Life Insurance Company.

      As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount was net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. During the three months ended December 31, 1997, the Company recognized approximately $24.0 million of the net deferred gain in income as a result of the assumption of policy reserves by SunAmerica. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

      The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. In the event that the sale of the Company does not occur, this capital may be used to repurchase common stock, pay dividends, reduce debt, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses. During December 1997 and January 1998, the Company repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $25.9 million.

ACCOUNTING CHANGES

      See Note 3 to the consolidated financial statements for a complete discussion of the impact of the adoption of new accounting pronouncements. During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share", effective January 1, 1997. The Company has restated prior years' earnings per share data in accordance with this statement.

                            RESULTS OF OPERATIONS

RESULTS SUMMARY
                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1997              1996              1995
                                                    ----------        ----------        ---------
                                                           (In millions, except per share data)
Operating income (loss) (1):
  Continuing operations ........................      $(12.3)            $(5.0)           $(18.7)
  Discontinued operations ......................         8.0              37.8              22.8
    Total ......................................        (4.3)             32.8               4.1
Net income (loss):
  Continuing operations ........................        (7.8)             (1.7)            (18.9)
  Discontinued operations (2) ..................        29.7              32.6              25.3
    Total ......................................        21.9              30.9               6.4
Net income applicable to common stock ..........        20.5              29.6               5.1
Operating income (loss) per common share (1):
  Continuing operations ........................       (0.48)            (0.20)            (0.74)
  Discontinued operations ......................        0.31              1.50              0.90
    Total ......................................       (0.17)             1.30              0.16
Net income per common share ....................        0.81              1.17              0.20
Average common shares outstanding ..............      25,400            25,295            25,328
Average common and potentially dilutive
  shares outstanding ...........................      25,759            25,651            25,721

-------------------

(1) Applicable to common stock excluding net realized investment gains (losses) and is after preferred stock dividends.

(2) Net income from discontinued operations for the year ended December 31, 1997 includes $24.0 million of recognition of the deferred gain on the sale of the discontinued operations.

     Operating loss from continuing operations increased to $12.3 million, or $0.48 per common share, for the year ended December 31, 1997 from $5.0 million, or $0.20 per common share, for the year ended December 31, 1996. The increase in operating loss was primarily due to $38.5 million of pre-tax severance and related charges and other expenses attributable to discontinued product lines incurred during the year ended December 31, 1997 as a result of the Company's reduction in force and continued strategic evaluation of its operations. During the year ended December 31, 1996, $6.7 million of pre-tax severance and other charges were incurred. Excluding these charges, continuing operations improved to operating income of $12.7 million, or $0.51 per common share, for the year ended December 31, 1997 from an operating loss of $0.6 million, or $0.03 per common share, for the year ended December 31, 1996. This improvement was primarily attributable to increased investment income earned on the proceeds from the sale of the Annuity Operations on March 31, 1997, the discontinuance of certain products included in the Company's stop-loss reinsurance product line in 1996 and a reduction in corporate expenses. See further discussion below regarding these variances. These improvements were partially offset by a reduction in income earned from the Company's group division resulting primarily from a decrease in gross earned premiums to $1,105.6 million in 1997 from $1,523.4 million in 1996. The group gross medical loss ratio decreased to 75.4% for the year ended December 31, 1997 from 76.3% for the year ended December 31, 1996 and the group gross expense ratio, excluding the severance and other charges discussed above, increased to 26.0% from 24.5% during these periods.

     Operating loss from continuing operations decreased to $5.0 million, or $0.20 per common share, for the year ended December 31, 1996 from $18.7 million, or $0.74 per common share, for the year ended December 31, 1995. Included in the operating loss for the year ended December 31, 1995 is a pre-tax charge of $10.0 million for claims incurred in relation to the group product in 1994, as discussed below. In addition, the 1995 operating loss includes $26.2 million of pre-tax charges related to intangible asset write-offs, severance and other charges related to the Company's strategic evaluation of operations including additional losses related to a discontinued product in the stop-loss reinsurance product line. Excluding these charges and the 1996 charges discussed above, continuing operations decreased to an operating loss of $0.6 million, or $0.03 per common share, for the year ended December 31, 1996 from operating income of $4.8 million, or $0.19 per common share, for the year ended December 31, 1995. This decrease was primarily attributable to an increase in the group gross medical loss ratio to 76.3% in 1996 from 74.3% in 1995, excluding the $10.0 million charge relating to claims incurred in 1994, as discussed above, and a decrease in group gross earned premiums to $1,523.4 million in 1996 from $1,680.6 million in 1995. See further discussion below regarding these variances. These items were partially offset by a decrease in the group gross expense ratio to 24.5% for the year ended December 31, 1996 from 25.5% for the year ended December 31, 1995, excluding the charges discussed above.

STATEMENT OF INCOME DATA

      The Company's continuing operations primarily consist of its group health business, its joint venture HMO and its stop-loss reinsurance business. The Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations.

      The following tables recast the accompanying Consolidated Statements of Income for continuing operations for the years ended December 31, 1997, 1996 and 1995 as a percent of net insurance premiums and contract charges earned ("net premiums") and provide other relevant information:

                                                                                                              POINT CHANGE
                                                                                                         ------------------------
                                                                                                           POSITIVE (NEGATIVE)
                                                                     YEAR ENDED DECEMBER 31,                     EFFECT
                                                             ----------------------------------------    ------------------------
                                                              1997 (1)        1996           1995          1997          1996
                                                             -----------    ----------    -----------    ----------    ----------
Revenues:
   Gross insurance premiums and contract charges earned.....   167.5%         179.4%        183.9%        (11.9)%        (4.5)%
   Ceded insurance premiums and contract charges earned.....   (67.5)         (79.4)        (83.9)         11.9           4.5
                                                             -----------    ----------    -----------    ----------    ----------
      Net insurance premiums and contract charges earned....   100.0          100.0         100.0            --            --
   Net investment income....................................     7.7            4.4           4.8           3.3          (0.4)
   Other income.............................................     5.3            4.1           5.3           1.2          (1.2)
   Net realized investment gains (losses)...................     0.5            0.3          (0.2)          0.2           0.5
                                                             -----------    ----------    -----------    ----------    ----------
      Total revenues........................................   113.5          108.8         109.9           4.7          (1.1)
                                                             -----------    ----------    -----------    ----------    ----------
Benefits and expenses:
   Gross claims incurred on insurance products..............   127.7          136.3         138.5           8.6           2.2
   Ceded claims incurred on insurance products..............   (52.7)         (63.2)        (66.0)        (10.5)         (2.8)
                                                             -----------    ----------    -----------    ----------    ----------
      Net claims incurred on insurance products.............    75.0           73.1          72.5          (1.9)         (0.6)
                                                             -----------    ----------    -----------    ----------    ----------
   Universal life and investment-type contract benefits:
      Interest credited to account balances.................     1.5            1.3           1.2          (0.2)         (0.1)
      Benefit claims incurred in excess of account balances.     0.5            0.5           0.4            --          (0.1)
   Decrease in life insurance reserves......................    (0.5)            --          (0.2)          0.5          (0.2)
                                                             -----------    ----------    -----------    ----------    ----------
      Total benefits........................................    76.5           74.9          73.9          (1.6)         (1.0)
                                                             -----------    ----------    -----------    ----------    ----------
   Commissions..............................................     7.1            7.5           7.9           0.4           0.4
   General expenses.........................................    28.2           24.0          28.4          (4.2)          4.4
   Amortization of purchased intangibles....................     0.5            0.5           0.5            --            --
   Amortization of deferred policy acquisition costs........     1.6            1.4           1.3          (0.2)         (0.1)
   Interest expense.........................................     0.6            0.6           0.8            --           0.2
                                                             -----------    ----------    -----------    ----------    ----------
      Total expenses........................................    38.0           34.0          38.9          (4.0)          4.9
                                                             -----------    ----------    -----------    ----------    ----------
      Total benefits and expenses...........................   114.5          108.9         112.8          (5.6)          3.9
                                                             -----------    ----------    -----------    ----------    ----------
Loss from continuing operations before
   benefit for income taxes and minority
   interest in joint venture's (income) loss................    (1.0)          (0.1)         (2.9)         (0.9)          2.8
Benefit for income taxes....................................    (0.2)          (0.2)         (0.9)           --          (0.7)
Minority interest in joint venture's (income) loss..........    (0.1)          (0.2)          0.2           0.1          (0.4)
                                                             -----------    ----------    -----------    ----------    ----------
Net loss from continuing operations.........................    (0.9)%         (0.1)%        (1.8)%        (0.8)%         1.7%
                                                             ===========    ==========    ===========    ==========    ==========


                                                                                                           PERCENTAGE CHANGE
                                                                                                     -------------------------------
                                                              YEAR ENDED DECEMBER 31,                  POSITIVE (NEGATIVE) EFFECT
                                                    ---------------------------------------------    -------------------------------
                                                       1997             1996             1995             1997            1996
                                                    ------------     ------------    -------------   ---------------  --------------
Other relevant information:
   Group insured data:
      Employers (2)............................       110,000          183,000          235,000         (39.9)%          (22.1)%
      Employee lives...........................       284,000          474,000          620,000         (40.1)           (23.5)
      Group covered lives (3)..................       544,000          901,000        1,190,000         (39.6)           (24.3)
      HMO covered lives........................       111,000           81,000           43,000          37.0             88.4
         Total covered lives...................       655,000          982,000        1,233,000         (33.3)           (20.4)
   Group gross medical loss ratio..............          75.4%            76.3%            75.0%          0.9             (1.3)

------------------

(1) For the year ended December 31, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 22,000, 32,000 and 40,000 groups, each group made up of one individual, as of December 31, 1997, 1996 and 1995, respectively, marketed through an association trust.

(3) For the year ended December 31, 1997, group covered lives includes 45,000 lives insured under the Company's new product introduced in April 1997, as discussed below.

      During the year ended December 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the year ended December 31, 1997. All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 18.6% to $1,495.7 million for the year ended December 31, 1997 from $1,838.3 million for the year ended December 31, 1996 and 5.1% to $1,838.3 million in 1996 from $1,936.3 million for the year ended December 31, 1995. These decreases were primarily attributable to a decrease in group covered lives during these periods, partially offset by premium rate increases and growth in the premiums earned in the Company's joint venture HMO. Group covered lives have declined from 1,190,000 at December 31, 1995 to 901,000 at December 31, 1996 and to 544,000 at December 31, 1997. The NHP joint venture was formed in the third quarter of 1994 with a physician hospital organization. Covered lives in the HMO have increased from 43,000 at December 31, 1995 to 81,000 at December 31, 1996 and to 111,000 at December 31, 1997. The Company's 50% share of the net income
(loss) of NHP was $1.0 million, $2.1 million and ($2.0) million for the years ended December 31, 1997, 1996 and 1995, respectively. As discussed below, net income of NHP for the year ended December 31, 1996 included release of a valuation allowance relating to prior year tax losses.

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

      During 1996, the Company continued to experience relatively high gross medical loss ratios. The group gross medical loss ratio increased to 76.3% for the year ended December 31, 1996 from 75.0% for the year ended December 31, 1995. In response, the Company significantly increased premium rates, improved provider discount arrangements, redesigned benefit packages, modified commission structures and discontinued portions of the business as deemed advisable. In 1996, the Company ceased marketing in the State of Kentucky and terminated certain other marketing arrangements. While the number of group covered lives decreased 24.3% to 901,000 at December 31, 1996 from 1,190,000 at December 31, 1995, the rate increases offset, in part, the decline in covered lives. Additionally, gross premiums from the Company's HMO joint venture increased 191.8% in 1996 to $107.4 million from $36.8 million in 1995.

      In the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland, and New Jersey and to terminate existing small group insurance plans in these states. In addition, the Company began the introduction of a new product in April 1997 and as of December 1997 is offering this product in 31 states which represents most of the states in which the Company expects to focus its marketing efforts. These various actions contributed to a 39.6% decrease in group covered lives to 544,000 at December 31, 1997 from 901,000 at December 31, 1996, which resulted in the decrease in group earned premium noted above. Partially offsetting this decrease was an 87.9% increase in gross premiums from the Company's HMO joint venture to $201.8 million in 1997 from $107.4 million in 1996.

      Net investment income increased 52.3% to $69.3 million for the year ended December 31, 1997 from $45.5 million for the year ended December 31, 1996. As a percentage of net premiums, net investment income increased to 7.7% for the year ended December 31, 1997 from 4.4% for the year ended December 31, 1996. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations as discussed above.

      Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"). See further discussion in "Liquidity and Capital Resources -- Reinsurance".

The amount of these profit sharing provisions has fluctuated between these periods due primarily to changes in the group gross medical loss ratio.

      Total benefits decreased 10.9% to $683.6 million for the year ended December 31, 1997 from $767.6 million for the year ended December 31, 1996 and 1.4% to $767.6 million for 1996 from $778.3 million for the year ended December 31, 1995. During 1995, the Company received sufficient information to enable it to conclude that the initial premium rates on its provider excess stop-loss reinsurance product line were insufficient to pay the anticipated claims on pre-1995 business. Accordingly, the Company recorded charges of $5.8 million relating to its 50% exposure in this business. In 1996, the Company increased premium rates, revised benefits and coverage allowances, raised the amount of business ceded to 100% and ultimately reached a decision to discontinue this product line. Estimated losses during the run-off period were accrued for in 1996. Also, in the first quarter of 1995, the Company recorded a charge of $10.0 million for claims incurred in 1994 relating to the group product. As a percentage of net premiums, total benefits were 76.5%, 74.9% and 73.9% for the years ended December 31, 1997, 1996 and 1995, respectively. These increases are primarily attributable to the decrease in the size of the group division relative to the other product lines of the Company which generally incur a higher ratio of benefits to net premiums than the group division. The group gross medical loss ratio was 75.4%, 76.3% and 74.3% (excluding the $10.0 million charge discussed above) for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in the medical loss ratio from 1996 to 1997 is generally attributable to the premium rate increases and other actions which have been taken by the Company during the past two years. Much of the gross medical loss ratio improvement over the prior year is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above.

      Commissions, as a percent of net premiums, were 7.1%, 7.5% and 7.9% for the years ended December 31, 1997, 1996 and 1995, respectively. These decreases were primarily due to the relative decrease in new group product sales, which incur a higher commission rate than renewals. In addition, the decrease has been affected by the increase in sales of the HMO product, which incur a lower commission rate than group products.

      General expenses increased 2.2% to $251.6 million for the year ended December 31, 1997 from $246.1 million for the year ended December 31, 1996 and decreased 17.6% to $246.1 million for 1996 from $298.6 million for the year ended December 31, 1995. As a percentage of net premiums, general expenses were 28.2%, 24.0% and 28.4% for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the Company restructured its operations in conjunction with the closing of the sales of the Annuity Operations and Western Diversified Group and anticipated reduced premium volume in its group operations. Accordingly, the Company reduced its workforce by approximately 1,000 employees or 36% during 1997. In addition, during the three months ended December 31, 1997, the Company recognized an impairment of intangible assets relating to operations to be disposed of and severance and other charges relating to further reductions in workforce resulting from the continued decrease in premium volume in the group operations. Accordingly, the Company incurred a total pre-tax charge to continuing operations of $35.0 million during 1997. During the years ended December 31, 1996 and 1995, the Company incurred pre-tax charges of $6.7 million and $20.4 million, respectively, related to its strategic evaluation of operations. Excluding these charges for all periods, general expenses decreased 9.5% to $216.6 million for the year ended December 31, 1997 from $239.4 million for the year ended December 31, 1996, which was a 13.9% decrease from $278.2 million for the year ended December 31, 1995. These decreases are primarily due to the reduction in workforce and other expense reductions which have been implemented during 1997 and 1996.

      The Company's income tax provisions differ from the amounts determined by multiplying total income before income taxes by the statutory federal income tax rate of 35% primarily due to permanent differences including goodwill amortization, non-taxable investment income, non-deductible expenses, changes in tax valuation allowances and other items. During 1995, the Company increased its valuation allowance for the tax losses from NHP by $1.5 million, bringing the total for such valuation allowance to $3.7 million at December 31, 1995. During 1996, the Company determined that the valuation allowance was no longer necessary.

                             BUSINESS DEVELOPMENT

      On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. See Note 2 to the Company's Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

      In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In connection with this strategy, in the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland and New Jersey and to terminate existing small group insurance plans in these states. The Company began the introduction of a new product in April 1997 and as of December 1997 is offering this product in 31 states which represents most of the states in which the Company expects to focus its marketing efforts. As the Company exits the states noted above and possibly other states, and until the new product is sold in sufficient quantities to exceed lapses of the existing inforce product, the Company may experience further reductions in group covered lives, and as a result, in gross premiums. If gross premiums decline at a faster rate than the Company is able to reduce general expenses, the group gross expense ratio could increase. It is also possible that the Company could experience an increase in the group medical loss ratio for existing business in additional exit states, if any.

      The Company has generally experienced a higher gross medical loss ratio in the fourth quarter versus other quarters of the year. The Company believes that these higher medical loss ratios are primarily due to increased incidence of claims associated with the colder, winter climate and the fact that insureds generally exceed the calendar year deductible and out-of-pocket expense limits of their policies by that time of year. The Company has also generally experienced relatively higher gross medical loss ratios with groups that have been inforce for a longer period of time. New business has generally provided relatively lower gross medical loss ratios compared to the renewing inforce business. The Company cannot predict the extent to which these historical patterns will continue, increase or decrease in the future.

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

      In 1996, Congress enacted HR 3103 ("Health Insurance Portability and Accountability Act", or "HIPAA"), also commonly referred to as the Kennedy-Kassenbaum Bill. HIPAA provisions applicable to both insured and self-funded employer group coverage include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusion of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. In the individual market, HIPAA requires guaranteed acceptance for eligible individuals moving out of group plans who have at least 18 months of prior coverage. However, most states have or are expected to amend their laws to alleviate any inconsistencies with the federal minimum standards. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.

YEAR 2000

      The Company uses a variety of data processing hardware and software systems to process its business. Many of these systems utilize a two-digit field to identify a year, as has been standard in most data processing systems. A two-digit year field will not process correctly once a change in century occurs in the year 2000. The Company, in common with most organizations that use automated systems, must transition its systems to a four-digit year field by the year 2000 or arrange for other processing alternatives. In order to process certain calculations correctly, in some instances this transition must be completed by January 1, 1999. To date, the Company has identified certain existing systems that will be modified to be year 2000 compliant and modifications are currently being made to such systems. Certain other systems have been identified to be replaced and the Company is currently proceeding with replacing these systems. The Company is currently evaluating which other systems will be modified to be year 2000 compliant, and which systems will be the subject of other processing alternatives. However, if such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Further, even if the Company timely completes such modifications and conversions, there can be no assurance that the failure by vendors or other third parties to solve the year 2000 problem will not have a material impact on the operations of the Company. During 1997, the Company expended approximately $2.7 million related to the year 2000 project. The Company currently expects to incur between approximately $15.0 million and $20.0 million during 1998 and 1999 relating to the year 2000 project.

                       LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

      The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of December 31, 1997, the Company has $23.5 million available under the revolving credit loan. In April 1997, the Company made a scheduled principal payment under the Credit Agreement of $25.0 million. The principal amount of outstanding indebtedness of the Company was $76.5 million as of December 31, 1997 as compared to $101.5 million and $107.1 million as of December 31, 1996 and 1995, respectively. Future required principal payments as of December 31, 1997 are $41.5 million in 1998 and $35.0 million in 1999. As of December 31, 1997, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.20 to 1 as compared to 0.26 and 0.27 to 1 as of December 31, 1996 and 1995, respectively. The weighted average interest rates on the Company's indebtedness were approximately 6.4%, 6.3% and 6.9% for 1997, 1996 and 1995, respectively.

DIVIDENDS

      The Credit Agreement restricts dividends and other distributions payable by the Company. In any period of 12 consecutive months, the Company may pay cash dividends on, or repurchase for cash, capital stock in an amount not to exceed 15% of net worth (representing stockholders' equity excluding net unrealized gains (losses) on investments plus redeemable securities) as of the end of the fiscal quarter ending on or most recently prior to the last day of such 12 month period ($67.3 million for the 12 months ended December 31, 1997).

      The Company paid preferred stock dividends of approximately $0.7 million in each April and October of 1997, 1996 and 1995. On March 8, 1998, the Company declared a preferred stock dividend in the amount of approximately $0.7 million and a common stock dividend of approximately $2.9 million which are both to be paid in April 1998. A summary of common stock dividends declared or paid during 1996, 1997 and 1998 is as follows (dollars in millions, except per share amounts):

                                                      AMOUNT OF DIVIDEND
                                                 ------------------------------
  MONTH OF DECLARATION        PAYMENT MONTH       PER SHARE       AGGREGATE
-------------------------   -------------------  ------------   ---------------
      December 1995              January 1996       $ 0.11          $ 2.8
      March 1996                 April 1996           0.11            2.8
      June 1996                  July 1996            0.11            2.8
      September 1996             October 1996         0.12            3.0
      December 1996              January 1997         0.12            3.0
      March 1997                 April 1997           0.12            3.0
      June 1997                  July 1997            0.12            3.0
      September 1997             October 1997         0.12            3.1
      December 1997              January 1998         0.12            3.0
      March 1998                 April 1998           0.12            2.9

CASH FLOWS

      The Company's sources of cash are payments of principal and interest on the Surplus Debentures of, and dividends from, its direct life insurance subsidiary, HNLIC, and dividends, management fees and tax allocation payments from the Company's principal non-insurance subsidiary, JA Services, Inc. ("JASI") and JASI's subsidiaries. HNLIC's primary sources of cash are dividends from its subsidiary, JALIC, and tax allocation payments from JALIC and its subsidiaries. The Surplus Debentures require HNLIC to make a principal payment to the Company of $11.0 million in 1998 and $32.0 million in 1999. JALIC paid cash dividends to HNLIC of $225.0 million in 1997, $12.0 million in 1996 and $30.0 million in 1995.

      Principal sources of funds at the insurance company level are insurance premiums, contract charges earned, annuity considerations collected, net investment income received and proceeds from investments that have been sold, called or matured, or from loans that have been repaid. The principal uses of these funds are the payment of operating expenses, the payment of claims and benefits on insurance policies, the purchase of investments and the payment of indebtedness. Net cash provided by operating activities (reflecting principally
(i) premiums and contract charges collected less claims and benefits on insurance products plus (ii) interest collected on invested assets less (iii) commissions and other general expenses paid, together with (iv) the inflows or outflows from the purchases or sales of trading account securities) was $5.0 million, $301.7 million and $383.0 million in 1997, 1996 and 1995, respectively. The net decrease in cash flows from operating activities from 1996 to 1997 was generally due to the sale of the Annuity Operations and the reduction in the volume of the group business, partially offset by decreased operating expenses.

      Net cash provided by (used in) investing activities (reflecting principally investments purchased and loans made, less investments sold or matured, and loans repaid) was $21.0 million, $36.6 million and $(186.5) million in 1997, 1996 and 1995, respectively. In conjunction with the Company's announcement in March 1996 that it was selling its Annuity Operations, the Company reduced production of new mortgages in 1996 while experiencing increased repayments. In anticipation of cash needs relating to the sale of the Annuity Operations and the possible use of the proceeds as discussed below, the Company maintained the additional cash generated from the mortgage repayments in cash equivalents, as opposed to reinvesting these funds in other instruments. This resulted in the increase in cash provided by investing activities in 1996.

      In addition to the $238.2 million purchase price for the Annuity Operations, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million, as reflected in the accompanying consolidated statement of cash flows. Additionally, the Company increased its cash position by $23.3 million as a result of the sale of the Western Diversified Group.

      Cash flow from financing activities consists of net proceeds from exercise of stock options, purchases of treasury shares, dividend payments on preferred and common stock, additions to and repayments of indebtedness, as well as receipts and payments on the Company's annuity and universal life products. Net cash used in financing activities was $161.8 million, $270.4 million and $155.4 million in 1997, 1996 and 1995, respectively. The Company purchased shares of common stock for aggregate purchase prices of $22.7 million and $3.2 million during 1997 and 1995, respectively. Deposits received from universal life and investment-type contracts were $81.7 million, $453.2 million and $886.3 million in 1997, 1996 and 1995, respectively. Payments to contract holders of these products consist of surrenders, partial withdrawals, death claims and annuitized benefits. Such payments for these same periods aggregated $184.7 million, $705.6 million and $666.7 million, respectively. During 1995, the Company paid $342.0 million pursuant to a reinsurance agreement to cede 90% of certain annuity contracts. The amount of cash and cash equivalents at December 31, 1997, 1996 and 1995 was $31.7 million, $167.5 million and $99.6 million, respectively.

      During the year ended December 31, 1997, the Company sold sufficient available-for-sale securities, along with existing cash and cash equivalents, to aggregate $188.0 million, which was dividended by the insurance subsidiaries to the holding company. A portion of these funds were used to acquire shares of common stock, as discussed above. In the event that the sale of the Company does not occur, the remainder of this cash may be used to repurchase additional common stock, pay dividends, reduce debt, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses.

      The Annuity Operations historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities. In 1996 and during 1997 prior to the sale of the Annuity Operations on March 31, 1997, surrenders or other payments exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company no longer has the positive cash flows from operations or negative cash flows from financing activities in connection with this business. The Company realized net positive cash flows from operations for the three months ended March 31, 1997 of $100.1 million, but experienced net negative cash flows from operations of $95.1 million for the nine months ended December 31, 1997. This decrease was primarily attributable to the sale of the Annuity Operations, a reduction in operating income and the timing of settlements of accruals previously established for severance and related charges. In addition, the majority of the net negative cash flows from financing activities of $161.8 million for the year ended December 31, 1997, which includes payments on investment contracts, will no longer be experienced. Future cash flows from investing activities will be reduced from historical levels as the Company's investment portfolio has been reduced from approximately $6.0 billion at December 31, 1996 to approximately $1.0 billion at December 31, 1997 following the sale of the Annuity Operations.

      During 1997, the Company expended approximately $2.7 million for the Year 2000 project. The Company currently expects to incur between approximately $15.0 million and $20.0 million during 1998 and 1999 relating to the year 2000 project.


      The Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to fund operations and to service its debt, redeem preferred stock and meet anticipated dividend requirements. See Notes 6, 12, 13 and 15 to the Consolidated Financial Statements for a discussion of liquidity, quality, composition and fair values of the Company's invested asset portfolio.

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

      As discussed above, in conjunction with the sale of the Annuity Operations, the Company entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998. At December 31, 1997, there are assets held in trust directly or indirectly available for payments to policyholders supporting the remainder of the ceded reserves. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

      Receivables from reinsurers and investment deposits recoverable were $187.1 million at December 31, 1997. Additionally, included in other assets at December 31, 1997 in the accompanying consolidated balance sheet was approximately $1.4 billion of investment contract deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities related to the discontinued operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated March 20, 1998, are filed as part of this Report, beginning on page F-1. Unaudited quarterly financial information is filed as a part of this Report on page F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 10.    EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the executive officers of the Company:

    NAME               AGE                     POSITION
    ----               ---                     --------
Glendon E. Johnson      74                 President, Chairman of the Board
                                           and Chief Executive Officer

Scott L. Stanton        42                 Director, Senior Vice President
                                           and Chief Financial Officer

Gary F. Kadlec          50                 Senior Vice President -- Sales and
                                           Marketing

Mark A. Schoder         45                 Senior Vice President -- Business
                                           Development and Communications


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

                                   PART III


      The Proxy Statement for the 1998 Annual Meeting of Stockholders (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12 and 13), except for the information regarding the executive officers of the Company, which is included in Part II of this Annual Report on Form 10-K beginning on page 12.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The following report and consolidated financial statements are filed as part of this Report beginning on Page F-1:

                                                                           Page
                                                                            No.
                                                                            ---
       Report of Independent Accountants.....................................F-2

       Consolidated Balance Sheets as of
              December 31, 1997 and 1996.....................................F-3

       Consolidated Statements of Income for the Years
              Ended December 31, 1997, 1996 and 1995.........................F-4

       Consolidated Statements of Changes in Stockholders' Equity
              for the Years Ended December 31, 1997, 1996 and 1995...........F-5

       Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1997, 1996 and 1995...............................F-6

       Notes to Consolidated Financial Statements............................F-7

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

(a)(3) See accompanying Index to Exhibits at 14(c) below.

(b)    Reports on Form 8-K.

       None.

(c)    The following is a list of all Exhibits filed as part of this Report:

       Exhibit
        Number      Exhibit
        ------      -------
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

       Exhibit
        Number      Exhibit
        ------      -------
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

       Exhibit
        Number      Exhibit
        ------      -------
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

       Exhibit
        Number      Exhibit
        ------      -------
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

       Exhibit
        Number      Exhibit
        ------      -------
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

        10.46 Amendment dated November 1, 1996 to reinsurance agreement among JALIC, London Life Insurance Company and TransAmerica
                    Occidental Life Insurance Company dated October 1, 1991.

        10.47 Amendment dated February 28, 1997 to Employment Agreement between the Registrant and Glendon E. Johnson dated October
                    2, 1992.

        10.48       Stock Purchase and Sale Agreement by and between JALIC and
                    SunAmerica Life Insurance Company ("SunAmerica") dated
                    November 29, 1996. Filed as Exhibit 10.1 to the Registrant's
                    Current Report on Form 8-K filed April 15, 1997 (Commission
                    File No. 1-11396) and incorporated herein by reference.

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

       Exhibit
        Number      Exhibit
        ------      -------
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

        10.54       Transition Services Agreement between JALIC and JANY dated
                    March 31, 1997. Filed as Exhibit 10.7 to the Registrant's
                    Current Report on Form 8-K filed April 15, 1997 (Commission
                    File No. 1-11396) and incorporated herein by reference.

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

        10.62 Deferred Compensation Agreement dated April 2, 1997, by and between John Alden Financial Corporation and Glendon E.
                    Johnson. Filed as Exhibit 10.62 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 1997 (Commission File No. 1-11396) and incorporated herein by reference.


       Exhibit
        Number      Exhibit
        ------      -------
        10.63       Amended and Restated Employment Agreement dated November 5,
                    1997, by and between John Alden Financial Corporation and
                    Glendon E. Johnson. Filed as Exhibit 10.63 to the
                    Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No.
                    1-11396) and incorporated herein by reference.

        10.64       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Marvin H.
                    Assofsky. Filed as Exhibit 10.64 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.65       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Glen A.
                    Spence. Filed as Exhibit 10.65 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarterly period ended September
                    30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.66       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Scott L.
                    Stanton. Filed as Exhibit 10.66 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.67       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Michael P.
                    Andersen. Filed as Exhibit 10.67 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.68       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Lonnie R.
                    Wright, Jr. Filed as Exhibit 10.68 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.69       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Kerry D.
                    Clemmons. Filed as Exhibit 10.69 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.70       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Mark A.
                    Schoder. Filed as Exhibit 10.70 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.71       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Anne V.
                    Wardlow. Filed as Exhibit 10.71 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.72       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and William S.
                    Wilkins. Filed as Exhibit 10.72 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

       Exhibit
        Number      Exhibit
        ------      -------
        10.73       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and William H.
                    Mauk, Jr. Filed as Exhibit 10.73 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and
                    incorporated herein by reference.

        10.74       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and James H.
                    Srite. Filed as Exhibit 10.74 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarterly period ended September
                    30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.75       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Patsy
                    Campola. Filed as Exhibit 10.75 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.76       Change of Control Employment Agreement dated November 5,
                    1997 between John Alden Financial Corporation and Gary F.
                    Kadlec. Filed as Exhibit 10.76 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarterly period ended September
                    30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.77 Agreement and Plan of Merger, dated as of March 9, 1998, by and among John Alden Financial Corporation, Fortis, Inc.
                    and JAFCO Acquisition Corp. Filed as Exhibit 2.1 to the
                    Registrant's Current Report on Form 8-K filed
                    March 19, 1998 (Commission File No. 1-11396) and incorporated herein by reference.

        10.78 Stock Option Agreement, dated as of March 9, 1998, by and between John Alden Financial Corporation, as issuer, and Fortis, Inc., as grantee. Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed
                    March 19, 1998 (Commission File No. 1-11396) and incorporated herein by reference.

        *21.1       Subsidiaries of the Registrant.

        *23.1       Consent of Independent Accountants.

        *27.1       Financial Data Schedule.

        *99.1       Financial Statements of the John Alden Financial Corporation
                    Employee Stock Purchase Plan for the year ended December 31,
                    1997.

-----------------------
*    Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 23rd day of March 1998.

                            JOHN ALDEN FINANCIAL CORPORATION


                            By: /s/ Scott L. Stanton
                                ---------------------------------------
                                Scott L. Stanton
                                Senior Vice President and Chief
                                Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 23, 1998.

Signature                           Title
---------                           -----
/s/ Glendon E. Johnson              President, Chairman of the Board and Chief Executive Officer
----------------------------        (Principal Executive Officer)
Glendon E. Johnson


/s/ Scott L. Stanton                Director, Senior Vice President and Chief Financial Officer
----------------------------        (Principal Financial Officer and Principal Accounting Officer)
Scott L. Stanton


/s/ Norman E. Crocker               Director
----------------------------
Norman E. Crocker


/s/ David P. Gardner                Director
----------------------------
David P. Gardner


/s/ Edwin J. Garn                   Director
----------------------------
Edwin J. Garn


/s/ Carl F. Geuther                 Director
----------------------------
Carl F. Geuther


/s/ Linda Jenckes                   Director
----------------------------
Linda Jenckes


/s/ Lynn G. Merritt                 Director
----------------------------
Lynn G. Merritt


/s/ James L. Moorefield             Director
----------------------------
James L. Moorefield

/s/ Marvin Assofsky                         Director
--------------------------
Marvin Assofsky


/s/ Lonnie R. Wright                        Director
--------------------------
Lonnie R. Wright

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               Page No.
                                                                               --------

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

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .    F-7

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of John Alden Financial Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 29 present fairly, in all material respects, the financial position of John Alden Financial Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
-------------------------
PRICE WATERHOUSE LLP

Miami, Florida
March 20, 1998

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                      DECEMBER 31,
                                                                                             ------------------------------
                                     ASSETS                                                      1997              1996
                                                                                             -------------    -------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $46,464 and $46,884) .......       $    44,780        $    45,357
   Available-for-sale securities, at market (cost $518,018 and $4,185,263) ...........           550,585          4,248,774
   Trading account securities, at market (cost $3,411 and $4,435) ....................             3,504              4,518
Equity securities, at market (cost $8 and $73,692) ...................................                23             82,098
Mortgage loans .......................................................................           145,770          1,449,242
Investment in real estate, at cost, less accumulated depreciation of $3,621 and $2,008            40,354             39,903
Real estate owned ....................................................................             3,021             11,483
Policy loans and other notes receivable ..............................................            32,091             75,186
Short-term investments ...............................................................           196,218              6,371
                                                                                             -----------        -----------
     Total invested assets ...........................................................         1,016,346          5,962,932
Cash and cash equivalents ............................................................            31,663            167,511
Accrued investment income ............................................................            15,525             65,727
Deferred policy acquisition costs ....................................................            32,161            239,622
Property and equipment, at cost, less accumulated depreciation of $15,316 and $23,976             70,962             69,856
Reinsurance receivables ..............................................................           169,588            204,379
Investment deposits recoverable ......................................................            17,537            766,286
Other assets .........................................................................           126,150            194,936
                                                                                             -----------        -----------
       Total assets ..................................................................       $ 1,479,932        $ 7,671,249
                                                                                             ===========        ===========

        LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities:
      Contract holder deposit funds ..................................................       $   341,954        $ 6,271,779
      Other benefit and claim reserves ...............................................           397,486            458,929
      Unearned premium reserves ......................................................            29,065            156,924
  Short-term debt ....................................................................            41,500             25,000
  Accounts payable and other liabilities .............................................           102,906            120,888
  Funds payable under reinsurance treaties ...........................................            44,787             77,331
  Long-term debt .....................................................................            35,000             76,500
  Deferred gain on sale of discontinued operations ...................................            21,038                  -
                                                                                             -----------        -----------
        Total liabilities ............................................................         1,013,736          7,187,351
                                                                                             -----------        -----------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value; 150,000 shares authorized, issued and outstanding; mandatory redemption value of $100 per
     share; including accrued dividends of $286;  $101.91 per share .................             15,286             15,286
  Common stock, $.01 par value; -- and 667,430 shares
     authorized, issued and outstanding ..............................................                 -              3,401
                                                                                             -----------        -----------
        Total redeemable securities ..................................................            15,286             18,687
                                                                                             -----------        -----------
Stockholders' equity:

  Common stock, $.01 par value; 75,000,000 and 74,332,570 shares authorized;
      25,953,525 and 25,055,843 shares issued; 24,655,856
      and 24,668,108 shares outstanding ..............................................               259                250
  Paid-in capital ....................................................................           187,422            181,863
  Net unrealized gain on investments, net of income taxes ............................            17,706             26,977
  Retained earnings ..................................................................           276,552            268,109
  Redemption value of common stock in excess of cost .................................                 -             (2,669)
  Unearned compensation ..............................................................              (357)              (643)
  Treasury stock, at cost; 1,297,669 and 387,735 shares ..............................           (30,672)            (8,676)
                                                                                             -----------        -----------
       Total stockholders' equity ....................................................           450,910            465,211
                                                                                             -----------        -----------
       Total liabilities, redeemable securities and stockholders' equity .............       $ 1,479,932        $ 7,671,249
                                                                                             ===========        ===========




                 See Notes to Consolidated Financial Statements.

          JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------------
                                                                                     1997                1996               1995
                                                                                  -----------        -----------        -----------
Revenues:
   Gross insurance premiums and contract charges earned .......................   $ 1,531,663        $ 1,838,254        $ 1,936,262
   Ceded insurance premiums and contract charges earned .......................      (602,762)          (813,680)          (883,227)
                                                                                  -----------        -----------        -----------
        Net insurance premiums and contract charges earned ....................       928,901          1,024,574          1,053,035
   Net investment income ......................................................        69,293             45,460             50,388
   Other income, including experience refunds and expense allowances
       on reinsurance ceded of $37,401, $32,172 and $46,204 ...................        47,050             41,596             55,434
   Net realized investment gains (losses) .....................................         4,805              3,052             (2,393)
                                                                                  -----------        -----------        -----------
               Total revenues .................................................     1,050,049          1,114,682          1,156,464
                                                                                  -----------        -----------        -----------
Benefits and expenses:
    Gross claims incurred on insurance products ...............................     1,141,307          1,396,695          1,458,365
    Ceded claims incurred on insurance products ...............................      (471,115)          (647,644)          (695,266)
                                                                                  -----------        -----------        -----------
        Net claims incurred on insurance products .............................       670,192            749,051            763,099
    Universal life and investment-type contract benefits:
        Interest credited to account balances .................................        13,753             13,562             12,959
        Benefit claims incurred in excess of account balances .................         4,735              4,895              3,962
    Increase (decrease) in life insurance reserves ............................        30,775                132             (1,717)
                                                                                  -----------        -----------        -----------
                Total benefits ................................................       719,455            767,640            778,303
                                                                                  -----------        -----------        -----------
    Commissions, net of commissions ceded of $52,257, $73,537 and $75,643 .....        63,347             77,318             83,362
    General expenses, net of expenses ceded of $51,615, $78,927 and $78,518 ...       251,637            246,140            298,618
    Amortization of purchased intangibles .....................................         4,218              4,786              4,833
    Amortization of deferred policy acquisition costs .........................        14,810             13,854             13,455
    Interest expense ..........................................................         5,332              6,615              8,413
                                                                                  -----------        -----------        -----------
                Total expenses ................................................       339,344            348,713            408,681
                                                                                  -----------        -----------        -----------
                Total benefits and expenses ...................................     1,058,799          1,116,353          1,186,984
                                                                                  -----------        -----------        -----------
Loss from continuing operations before benefit for income taxes and
    minority interest in joint venture's (income) loss ........................        (8,750)            (1,671)           (30,520)
Benefit for income taxes ......................................................        (1,915)            (2,096)            (9,637)
Minority interest in joint venture's (income) loss ............................          (956)            (2,136)             1,983
                                                                                  -----------        -----------        -----------
Net loss from continuing operations ...........................................        (7,791)            (1,711)           (18,900)
Net income from discontinued operations:
   Income from Annuity Operations and Western Diversified Group (net of income
       taxes of $3,541, $18,840 and $15,451) ..................................         5,693             32,647             25,308
   Gain on disposal of Annuity Operations and Western Diversified Group (net of
       income taxes of $28,828, $--, and $--) .................................        23,986                  -                  -
                                                                                  -----------        -----------        -----------
Net income ....................................................................   $    21,888        $    30,936        $     6,408
                                                                                  ===========        ===========        ===========

Net income applicable to common stock .........................................   $    20,538        $    29,586        $     5,058
                                                                                  ===========        ===========        ===========
Net income per common share (see Note 3):
      Net loss from continuing operations .....................................        ($0.36)            ($0.12)            ($0.80)
      Net income from discontinued operations .................................          1.17               1.29               1.00
                                                                                  -----------        -----------        -----------
      Net income ..............................................................   $      0.81        $      1.17        $      0.20
                                                                                  ===========        ===========        ===========

Net income per common share - assuming dilution (see Note 3):
      Net loss from continuing operations .....................................        ($0.35)            ($0.12)            ($0.78)
      Net income from discontinued operations .................................          1.15               1.27               0.98
                                                                                  -----------        -----------        -----------
      Net income ..............................................................   $      0.80        $      1.15        $      0.20
                                                                                  ===========        ===========        ===========



                See Notes to Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                     NET
                                                      NUMBER OF                                  UNREALIZED
                                                       SHARES        COMMON         PAID-IN      GAIN (LOSS) ON    RETAINED
                                                     OUTSTANDING     STOCK          CAPITAL      INVESTMENTS       EARNINGS
                                                    -------------  -----------   -----------   -------------- --------------
Balance, December 31, 1994.......................      24,246,161  $      245      $ 180,401     $ (20,348)      $  256,252
Net income.......................................                                                                     6,408
Change in net unrealized gain (loss).............                                                   78,389
Redeemable preferred stock
   dividends ($9.00 per share)...................                                                                    (1,350)
Change in redemption value of
   common stock..................................
Common stock dividends ($0.44 per share).........                                                                   (11,143)
Exercise of stock options .......................          91,340             1            329
Treasury stock acquired..........................        (165,000)
Stock option compensation expense................                                          256
Adjustment of put holder shares to market value..
Transfer from redeemable common stock............         225,638             2            168
                                                    -------------  ------------   ------------   -------------- --------------
Balance, December 31, 1995.......................      24,398,139           248        181,154      58,041          250,167
Net income.......................................                                                                    30,936
Change in net unrealized gain (loss).............                                                  (31,064)
Redeemable preferred stock
   dividends ($9.00 per share)...................                                                                    (1,350)
Change in redemption value of
   common stock..................................
Common stock dividends ($0.46 per share).........                                                                   (11,644)
Exercise of stock options .......................          50,425             1            268
Unearned compensation - treasury stock grant.....          36,000                           95
Compensation expense recognized..................
Adjustment of put holder shares to market value..
Transfer from redeemable common stock............         183,544             1            346
                                                    -------------  -------------   -----------   -------------- --------------
Balance, December 31, 1996.......................      24,668,108           250        181,863      26,977          268,109
Net income.......................................                                                                    21,888
Change in net unrealized gain (loss).............                                                   (9,271)
Redeemable preferred stock
   dividends ($9.00 per share)...................                                                                    (1,350)
Change in redemption value of
   common stock..................................
Common stock dividends ($0.48 per share).........                                                                   (12,095)
Exercise of stock options .......................         262,018               2        4,834
Treasury stock acquired..........................        (941,700)
Compensation expense recognized..................
Adjustment of put holder shares to market value..
Transfer from redeemable common stock............         667,430               7          725
                                                     -------------    -----------   -----------   -----------   --------------
Balance, December 31, 1997.......................      24,655,856      $      259   $  187,422    $ 17,706       $  276,552
                                                     =============    ===========   ===========   ===========   ==============

                                                           VALUE OF
                                                            COMMON
                                                           STOCK IN
                                                           EXCESS OF           UNEARNED             TREASURY       STOCKHOLDERS'
                                                             COST            COMPENSATION            STOCK           EQUITY
                                                       --------------      --------------         -----------     --------------
Balance, December 31, 1994.......................        $    (3,645)        $        -             $ (6,181)      $   406,724
Net income.......................................                                                                        6,408
Change in net unrealized gain (loss).............                                                                       78,389
Redeemable preferred stock
   dividends ($9.00 per share)...................                                                                      (1,350)
Change in redemption value of
   common stock..................................                922                                                      922
Common stock dividends ($0.44 per share).........                                                                     (11,143)
Exercise of stock options .......................                                                          55             385
Treasury stock acquired..........................                                                      (3,203)         (3,203)
Stock option compensation expense................                                                                         256
Adjustment of put holder shares to market value..             (1,489)                                                  (1,489)
Transfer from redeemable common stock............              1,162                                                    1,332
                                                       --------------      --------------         ------------     --------------
Balance, December 31, 1995.......................             (3,050)                --                (9,329)        477,231
Net income.......................................                                                                      30,936
Change in net unrealized gain (loss).............                                                                     (31,064)
Redeemable preferred stock
   dividends ($9.00 per share)...................                                                                      (1,350)
Change in redemption value of
   common stock..................................                401                                                      401
Common stock dividends ($0.46 per share).........                                                                     (11,644)
Exercise of stock options .......................                                                          10             279
Unearned compensation - treasury stock grant.....                                  (738)                  643              --
Compensation expense recognized..................                                    95                                    95
Adjustment of put holder shares to market value..                (24)                                                     (24)
Transfer from redeemable common stock............                  4                                                      351
                                                       --------------      --------------         ------------     --------------
Balance, December 31, 1996.......................             (2,669)              (643)               (8,676)        465,211
Net income.......................................                                                                      21,888
Change in net unrealized gain (loss).............                                                                      (9,271)
Redeemable preferred stock
   dividends ($9.00 per share)...................                                                                      (1,350)
Change in redemption value of
   common stock..................................             (2,941)                                                  (2,941)
Common stock dividends ($0.48 per share).........                                                                     (12,095)
Exercise of stock options .......................                                                         707           5,543
Treasury stock acquired..........................                                                     (22,703)        (22,703)
Compensation expense recognized..................                                   286                                   286
Adjustment of put holder shares to market value..             (3,181)                                                  (3,181)
Transfer from redeemable common stock............              8,791                                                    9,523
                                                         -----------         -----------            ----------     -----------
Balance, December 31, 1997.......................        $         -         $     (357)            $ (30,672)     $  450,910
                                                         ===========         ===========            ==========     ===========


               See Notes to Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------------
                                                                                               1997         1996          1995
                                                                                             ---------    ----------   -----------
Cash flows from operating activities:
   Net income .............................................................................  $  21,888    $  30,936    $   6,408
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized investment (gains) losses ..............................................     (1,322)       5,000       (1,476)
      Depreciation and amortization .......................................................      3,319       (7,123)       7,455
      Policy acquisition costs deferred, net of amortization ..............................      9,686        7,789      (30,975)
      Amortization of purchased intangibles ...............................................      7,035       12,451       17,380
      Inflows from net sales, maturities, calls and purchases of trading account securities         --        1,000        6,570
      Interest credited on universal life and investment type contracts ...................     81,139      302,756      324,071
      Surrender and other contract charges ................................................    (19,521)     (28,548)     (27,563)
      Recognition of net deferred gain on sale of discontinued operations .................    (23,986)          --           --
      (Decrease) increase in contract holder liabilities ..................................    (29,496)         904      119,106
      Increase in accrued investment income ...............................................     (1,837)      (1,284)      (4,175)
      Decrease (increase) in reinsurance receivables and investment deposits recoverable ..      7,249      (18,163)     (39,935)
      Increase in other assets ............................................................     (9,570)      (1,253)     (10,402)
      Minority interest in joint venture's income .........................................        956        2,136       (1,983)
      (Decrease) increase in accounts payable and other liabilities .......................    (28,886)      (1,991)       8,863
      (Decrease) increase in federal income taxes payable .................................    (29,646)       8,816        1,263
      Increase (decrease) in funds payable under reinsurance treaties .....................     18,016      (11,693)       8,430
                                                                                             ---------    ---------    ---------
   Net cash provided by operating activities ..............................................      5,024      301,733      383,037
                                                                                             ---------    ---------    ---------
Cash flows from investing activities:
   Proceeds from investments sold:
            Available-for-sale ............................................................    281,756      527,346      512,997
            Equity securities .............................................................        120        1,383       72,883
            Real estate owned .............................................................     12,672       11,327       10,514
      Maturities, calls and scheduled loan payments:
            Held-to-maturity ..............................................................      1,396       88,693       74,515
            Available-for-sale ............................................................     91,304      159,574      105,458
            Mortgage loans and other notes receivable .....................................    178,485      365,869      189,036
       Investments purchased:
            Held-to-maturity ..............................................................         --     (121,418)    (128,138)
            Available-for-sale ............................................................    (57,599)    (634,821)    (576,858)
            Equity securities .............................................................        (50)        (346)     (27,179)
            Mortgage loans and other notes receivable .....................................   (131,779)    (319,155)    (420,355)
            Investment in real estate .....................................................     (2,066)     (19,904)      (1,117)
     (Outflows) inflows from net sales and purchases of short-term investments ............   (192,478)        (266)       9,134
     Sales of property, equipment and capitalized software projects .......................         --           --       28,429
     Sale of Annuity Operations ...........................................................   (177,616)          --           --
     Sale of Western Diversified Group ....................................................     23,289           --           --
     Purchases of property, equipment and other ...........................................     (6,482)     (21,701)     (35,794)
                                                                                             ---------    ---------    ---------
   Net cash provided by (used in) investing activities ....................................     20,952       36,581     (186,475)
                                                                                             ---------    ---------    ---------
Cash flows from financing activities:
     Proceeds from borrowings of short-term and long-term debt ............................         --       26,000       27,000
     Repayments of borrowings of short-term and long-term debt ............................    (25,000)     (31,563)     (45,015)
     Receipts from universal life and investment-type contracts ...........................     81,716      453,185      886,270
     Payments on universal life and investment-type contracts .............................   (184,718)    (705,579)    (666,663)
     Purchase of  treasury stock ..........................................................    (22,703)          --       (3,203)
     Payment of dividends .................................................................    (13,527)     (12,731)     (12,248)
     Exercises of stock options ...........................................................      4,488          279          385
     Payments made under reinsurance agreement ............................................     (2,080)          --     (341,956)
                                                                                             ---------    ---------    ---------
   Net cash used in financing activities ..................................................   (161,824)    (270,409)    (155,430)
                                                                                             ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents ......................................   (135,848)      67,905       41,132
Cash and cash equivalents, beginning of period ............................................    167,511       99,606       58,474
                                                                                             ---------    ---------    ---------
Cash and cash equivalents, end of period ..................................................  $  31,663    $ 167,511    $  99,606
                                                                                             =========    =========    =========



                See Notes to Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND HISTORY OF THE COMPANY

         The consolidated financial statements include the accounts of John Alden Financial Corporation ("JAFCO"), a holding company established in 1987 for the purpose of acquiring John Alden Life Insurance Company ("JALIC") and certain of its affiliates and its consolidated subsidiaries (collectively "John Alden" or the "Company"). Prior to 1996, John Alden operated in three segments: Healthcare, Asset Accumulation and Credit and Other. In addition, a Corporate Segment included certain activities that were not directly related to any operating division. On March 27, 1996, the Board of Directors of the Company authorized the sale of its Asset Accumulation Segment, which includes the annuity business, (the "Annuity Operations"), and the Western Diversified Group, the principal businesses included in the Credit and Other Segment and which market credit life and disability and retail service warranty coverage (see Note 5). As a result of this action, beginning in 1996, the Company reported the results of operations of the Annuity Operations and Western Diversified Group as discontinued operations. In addition, the Company discontinued the reporting of segment information of its remaining continuing operations which are primarily related to healthcare product lines and other continuing operations. The current healthcare operations primarily include indemnity and managed indemnity products, Health Maintenance Organization ("HMO") and HMO-like products and healthcare stop-loss reinsurance products. The Company also has certain product lines which are no longer being actively marketed (run-off operations).

NOTE 2 -- ANTICIPATED SALE OF THE COMPANY

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis, Inc. ("Fortis"), a wholly-owned subsidiary of Fortis Amev, Netherlands, and Fortis AG, Belgium, as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, John Alden may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $20.0 million and an additional amount up to $2.5 million for expenses. If the anticipated sale of the Company is consummated, the Company may be required to make payments to certain officers under change in control employment agreements costing the Company approximately $20.8 million after-tax. Further, all non-vested common stock options and restricted performance award shares currently outstanding would become fully vested.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Equity securities are reported at market value, with the resulting unrealized gains and losses, net of applicable income taxes and deferred policy acquisition costs, credited or charged to stockholders' equity. Investments in common stocks of entities in which the Company maintains control are consolidated. Gain or loss on the sale of securities is computed on the specific identification method. Policy loans are carried at the unpaid principal balance. Mortgage loans are carried at the unpaid principal balance less unamortized discounts, write-downs and a valuation reserve. The valuation reserve is determined by both a historical analysis and specific loan analysis. Mortgage discounts are deferred and amortized to call dates. The Company's policy of placing mortgage loans on non-accrual status (i.e., no longer accruing investment income) is at the earlier of 90 days past due or at the commencement of foreclosure. Investment in real estate represents land and buildings and is carried at cost, less accumulated depreciation. Real estate owned represents foreclosed mortgage loan collateral and is held for sale and carried at cost less allowances for selling costs and impairments in value. Short-term investments, comprised primarily of U.S. Treasury notes, are carried at amortized cost, which approximates market value. The investment portfolio is continuously reviewed for investments that may have experienced a decline in value considered to be other than temporary. Provisions for impairments that are considered other than temporary are included in net realized investment gains (losses).

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

         Group Life and Health. Premiums are recorded as revenue when due. Unearned premiums are earned pro rata over the applicable premium period. Policy acquisition costs are generally expensed as incurred. Policy acquisition costs (excess first year commissions and other incremental issue costs) on certain group products are deferred and amortized generally over seven years relative to the expected revenue stream. Aggregate deferred policy acquisition costs of the group life and health business are monitored for purposes of assessing recoverability. The liability for policy claims represents management's estimate of the ultimate liability associated with reported claims. Liabilities for incurred-but-not-reported claims are estimated based on Company experience. Changes in the estimated cost to settle unpaid claims are charged or credited to operations periodically as the estimates are revised.

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

Other Assets

         The excess of cost over the fair values of net assets of companies acquired is amortized on a straight-line basis over lives ranging from 15 to 25 years. At December 31, 1997, the balances of such net goodwill and accumulated amortization were approximately $38.0 million and $24.8 million, respectively. The corresponding amounts at December 31, 1996 were $86.3 million and $48.1 million, respectively. The Company periodically reviews the recoverability of goodwill from future cash flows, and adjusts the carrying value as required. At December 31, 1997 and 1996, the Company determined that goodwill, net of accumulated amortization, was not impaired. At December 31, 1997 and 1996, value of insurance in force was approximately $5.7 million and $9.2 million, respectively.

         The Company capitalizes certain software development costs related to major systems conversions and enhancements. The unamortized amounts of capitalized software costs were approximately $10.7 million and $7.5 million as of December 31, 1997 and 1996, respectively. Such costs are being amortized on the straight-line method over a three to five-year period.

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

Changes in Accounting Principles

         The Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128") effective January 1, 1997. SFAS 128 addresses the standards for computing and presenting earnings per share and replaces the presentation of primary and fully diluted earnings per share required under APB 15 with a presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. There was no effect on the Company's results of operations or financial position upon adoption of this statement.

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

         The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for the year ended December 31, 1996. SFAS No. 123 establishes a fair value based accounting method of accounting for stock-based compensation plans. As permitted under the statement, the Company has elected to continue to apply the provisions of APB 25 and to comply with the disclosure requirements of SFAS No. 123. There was no effect on the Company's results of operations or financial position upon adoption of the statement. SFAS No. 123 disclosures of the pro forma effects of stock options and awards granted in 1995, 1996 and 1997 are provided in Note 17.

         The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 addresses the accounting by creditors for the measurement and recognition of loan impairments. SFAS No. 118 amends certain provisions of SFAS No. 114. There was no effect on the Company's results of operations or financial position upon adoption of these statements. It is the Company's policy to discontinue accrual of interest income on loans at the earlier of 90 days past due or at the commencement of foreclosure. Cash receipts on such loans are recognized as interest income, including recognition of amounts previously not accrued. Receipts in excess of all past due interest are recognized as reductions of principal. Loan impairments are generally considered to be other than temporary declines in value and therefore are reported as realized investment losses. As of December 31, 1997, investments in impaired mortgage loans totaled $19.0 million, and impairment reserves due to other than temporary declines in value of $13.9 million have been recognized as realized investment losses in relation to such loans.

Net Income Per Common Share

         Net income per common share is determined by dividing net income, as adjusted below, by applicable average common shares outstanding (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    1997            1996             1995
                                                                 --------         --------         --------
 Net income  . . . . . . . . . . . . . . . . . . . . .           $ 21,888         $ 30,936         $  6,408
 Preferred stock dividends . . . . . . . . . . . . . .             (1,350)          (1,350)          (1,350)
                                                                 --------         --------         --------
 Net income applicable to common stock . . . . . . . .           $ 20,538         $ 29,586         $  5,058
                                                                 ========         ========         ========
 Average common shares outstanding . . . . . . . . . .             25,400           25,295           25,328
 Potentially dilutive securities . . . . . . . . . . .                359              356              393
                                                                 --------         --------         --------
 Average common and potentially dilutive
    shares outstanding . . . . . . . . . . . . . . . .             25,759           25,651           25,721
                                                                 ========         ========         ========

Reclassifications

         Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

NOTE 4 -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. Both statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

NOTE 5 -- DISCONTINUED OPERATIONS

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

         As consideration for the Annuity Operations, SunAmerica paid the Company approximately $238.2 million. The consideration represented approximately $162.3 million of premium paid to acquire the business and approximately $75.9 million of adjusted capital and surplus of JANY. It did not include any capital and surplus used to support the annuity business in JALIC, which remained in JALIC.

         On September 30, 1997, the Company sold all of the common stock of substantially all of the subsidiaries which comprise the Western Diversified Group to Protective Life Insurance Company.

         As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount was net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. During the year ended December 31, 1997, the Company recognized approximately $24.0 million of the net deferred gain in income as a result of the assumption of policy reserves by SunAmerica. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

         In addition to the $238.2 million purchase price for the Annuity Operations, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million, as reflected in the accompanying consolidated statement of cash flows. Additionally, the Company increased its cash position by $23.3 million as a result of the sale of the Western Diversified Group.

         The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. In the event that the sale of the Company does not occur, this capital may be used to repurchase common stock, pay dividends, reduce debt, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses. During December 1997 and January 1998, the Company repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $25.9 million.

         Total revenues for the discontinued operations for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                              1997            1996             1995
                                                           --------         --------         --------
Annuity Operations  . . . . . . . . . . . . . .            $102,909         $432,615         $459,894
Western Diversified Group . . . . . . . . . . .              52,935           62,240           54,595


         Included in other assets at December 31, 1997 in the accompanying consolidated balance sheet was approximately $1.4 billion of investment contract deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities related to the discontinued operations.

NOTE 6 -- INVESTMENTS

         The amortized cost and estimated market value of investments in held-to-maturity and available-for-sale securities as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                                              DECEMBER 31, 1997
                                                       -------------------------------------------------------------
                                                                           GROSS             GROSS         ESTIMATED
                                                       AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                                         COST              GAINS            LOSSES           VALUE
                                                       ---------        ----------        ----------       ---------
HELD-TO-MATURITY
----------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies           $ 4,513            $   42         $      --         $ 4,555
Corporate securities  . . . . . . . . . . . . .           20,940               948                --          21,888
Mortgage-backed securities  . . . . . . . . . .           19,327               694                --          20,021
                                                         -------            ------         ---------         -------
     Total  . . . . . . . . . . . . . . . . . .          $44,780            $1,684         $      --         $46,464
                                                         =======            ======         =========         =======

                                                                              DECEMBER 31, 1996
                                                       -------------------------------------------------------------
                                                                           GROSS            GROSS          ESTIMATED
                                                       AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                                          COST             GAINS            LOSSES           VALUE
                                                       ---------        ----------        ----------       ---------
HELD-TO-MATURITY
----------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies           $ 5,090            $   63         $     --          $ 5,153
Corporate securities  . . . . . . . . . . . . .           21,049             1,026               --           22,075
Mortgage-backed securities  . . . . . . . . . .           19,218               547             (109)          19,656
                                                         -------            ------         --------          -------
     Total  . . . . . . . . . . . . . . . . . .          $45,357            $1,636         $   (109)         $46,884
                                                         =======            ======         ========          =======

                                                                              DECEMBER 31, 1997
                                                       -------------------------------------------------------------
                                                                           GROSS             GROSS         ESTIMATED
                                                       AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                                          COST             GAINS            LOSSES           VALUE
                                                       ---------        ----------        ----------       ---------
AVAILABLE-FOR-SALE
------------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies           $ 39,478           $ 1,060           $ (49)        $ 40,489
Debt securities issued by foreign governments .             1,073               155              (1)           1,227
Corporate securities  . . . . . . . . . . . . .           329,026            24,516             (16)         353,526
Mortgage-backed securities  . . . . . . . . . .           132,161             6,773             (24)         138,910
Asset-backed securities . . . . . . . . . . . .            16,280               212             (59)          16,433
                                                         --------           -------           -----         --------
     Total  . . . . . . . . . . . . . . . . . .          $518,018           $32,716           $(149)        $550,585
                                                         ========           =======           =====         ========

                                                                       DECEMBER 31, 1996
                                                   -----------------------------------------------------------
                                                                     GROSS           GROSS          ESTIMATED
                                                   AMORTIZED       UNREALIZED      UNREALIZED        MARKET
                                                      COST           GAINS           LOSSES           VALUE
                                                   ----------      ----------      ----------       ----------
AVAILABLE-FOR-SALE
------------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies     $1,037,987        $ 16,703        $(11,806)      $1,042,884
Obligations of state and local governments  . .        25,854           1,705             (63)          27,496
Debt securities issued by foreign governments .        15,625             663             (22)          16,266
Corporate securities  . . . . . . . . . . . . .     1,443,202          49,490          (4,541)       1,488,151
Mortgage-backed securities  . . . . . . . . . .     1,207,351          19,879         (13,058)       1,214,172
Asset-backed securities . . . . . . . . . . . .       455,244           6,765          (2,204)         459,805
                                                   ----------        --------        --------       ----------
     Total  . . . . . . . . . . . . . . . . . .    $4,185,263        $ 95,205        $(31,694)      $4,248,774
                                                   ==========        ========        ========       ==========


         The amortized cost and estimated market value of investments in held-to-maturity and available-for-sale securities at December 31, 1997, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities which will be collected over multiple periods have been allocated based upon the ultimate maturities of the securities.

                                                                          DECEMBER 31, 1997
                                                   -----------------------------------------------------------
                                                         HELD-TO-MATURITY               AVAILABLE-FOR-SALE
                                                   ----------------------------     --------------------------
                                                     AMORTIZED       ESTIMATED      AMORTIZED       ESTIMATED
                                                       COST        MARKET VALUE        COST       MARKET VALUE
                                                   -------------   ------------     -----------   ------------
Due in one year or less . . . . . . . . . . . .        $      --    $     --         $  30,326     $  30,680
Due after one year through five years . . . . .           17,829      18,395           125,200       133,132
Due after five years through ten years  . . . .            9,557      10,006           244,094       262,412
Due after ten years . . . . . . . . . . . . . .           17,394      18,063           118,398       124,361
                                                       ---------    --------         ---------     ---------
     Total  . . . . . . . . . . . . . . . . . .        $  44,780    $ 46,464         $ 518,018     $ 550,585
                                                       =========    ========         =========     =========

         At December 31, 1997, the Company held no unrated or less than investment grade (i.e., with a Standard & Poor's Corporation rating below BBB) debt securities.

         The Company's mortgage loan investments are diversified by property type, location and loan size. Generally, loans do not exceed 75% of the property's value at the time the loan is made. At December 31, 1997, mortgage loan investments were concentrated in the following property types (dollars in thousands):

                                                                                               PERCENTAGE
                                                                                                OF TOTAL
PROPERTY TYPE:                                                        CARRYING VALUE            MORTGAGES
                                                                      --------------            ---------

Residential . . . . . . . . . . . . . . . . . . . . . . . . . .          $  22,697                 15.5%
Commercial:
   Retail space . . . . . . . . . . . . . . . . . . . . . . . .             69,784                 47.9
   Office buildings . . . . . . . . . . . . . . . . . . . . . .             33,022                 22.7
   Multi-family apartments  . . . . . . . . . . . . . . . . . .              5,981                  4.1
   Warehouses . . . . . . . . . . . . . . . . . . . . . . . . .             14,223                  9.8
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 63                   --
                                                                         ---------                -----
      Total . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 145,770                100.0%
                                                                         =========                =====

         At December 31, 1997, contractual commitments to extend credit under mortgage loan agreements amounted to approximately $1.3 million. These commitments generally expire within one year and are diversified by property type and geographic region.

         The following is a summary of activity relating to the mortgage loan impairment reserves as of and for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1997          1996           1995
                                                                     ---------     ---------     ----------

 Impairment reserves balance, beginning of year  . . . . . . . .     $ 17,682       $14,274       $ 13,161
 Additions to impairment reserves  . . . . . . . . . . . . . . .        2,575         9,681         15,046
 Amounts charged off or transferred to real estate owned . . . .       (6,406)       (6,273)       (13,933)
                                                                     --------       --------      --------
 Impairment reserves balance, end of year  . . . . . . . . . . .     $ 13,851       $17,682       $ 14,274
                                                                     ========       =======       ========

         As of December 31, 1997 and 1996, the Company held no investments in debt securities or preferred stock which were non-income producing for the previous twelve months. Non-income producing mortgage loans aggregating approximately $0.6 million and $3.2 million were held as of December 31, 1997 and 1996, respectively. The Company held no investments in a single entity (other than United States government agencies and authorities) which exceeded 10% of stockholders' equity as of December 31, 1997.

         At December 31, 1997, the Company held assets in trust for the benefit of reinsurers aggregating $112.8 million. At December 31, 1997, securities with a carrying value of approximately $8.6 million were on deposit with governmental agencies, as required by law in various states in which the insurance subsidiaries of JAFCO conduct business. These amounts are included in total invested assets in the Company's consolidated balance sheets.

         See Note 15 for fair value of investment disclosures.

NOTE 7 -- NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Major categories of investment income for continuing operations for the years ended December 31, 1997, 1996 and 1995 are summarized below (dollars in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                           1997         1996            1995
                                                                        ---------     ---------      ---------

Debt securities and short-term investments  . . . . . . . . . . .        $  61,350    $  49,487      $  51,756
Equity securities . . . . . . . . . . . . . . . . . . . . . . . .                2           --          1,915
Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . .           10,813        5,536          6,950
Trading account securities  . . . . . . . . . . . . . . . . . . .              253          257            714
Investment income ceded to reinsurers . . . . . . . . . . . . . .           (9,310)     (12,141)       (12,098)
Policy loans, other notes receivable and other invested assets  .           11,071        4,876          2,804
                                                                         ---------    ---------      ---------
   Total gross investment income  . . . . . . . . . . . . . . . .           74,179       48,015         52,041
Less investment expenses  . . . . . . . . . . . . . . . . . . . .           (4,886)      (2,555)        (1,653)
                                                                         --------     ---------      ---------
   Net investment income  . . . . . . . . . . . . . . . . . . . .        $  69,293    $  45,460      $  50,388
                                                                         =========    =========      =========

         Net investment income from discontinued operations was $106.3 million, $412.4 million and $410.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         Proceeds from sales and calls of investments in debt securities for the years ended December 31, 1997, 1996 and 1995 were $2,439.4 million, $568.5 million and $604.0 million, respectively. Proceeds from sales and calls of available-for-sale securities for the years ended December 31, 1997, 1996 and 1995 were $2,439.4 million, $567.3 million and $583.4 million, respectively. These proceeds for the year ended December 31, 1997 include $2,143.1 million from securities liquidated in connection with the sale of the Annuity Operations. Such proceeds are included in the net cash outflow due to the sale of Annuity Operations in the accompanying consolidated statement of cash flows. Gross unrealized investment gains (losses) related to available-for-sale securities (decreased) increased stockholders' equity by $(30.9) million, $(95.9) million and $198.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         The components of net realized investment gains (losses) for continuing operations for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1997           1996          1995
                                                                       -----------    ----------    ----------

Realized gains (losses) from sales, calls and prepayments:
  Gross realized investment gains from sales and calls  . . . . . .       $  8,606    $  5,113       $  6,815
  Gross realized investment losses from sales and calls . . . . . .         (1,947)     (1,433)        (5,806)
  Prepayments of mortgage loans and other . . . . . . . . . . . . .            133         502            (19)
                                                                          --------    --------       --------
      Realized gains (losses) from sales, calls and prepayments . .          6,792       4,182            990
Impairments in value  . . . . . . . . . . . . . . . . . . . . . . .         (2,080)       (910)        (3,627)
Change in net unrealized gains and losses on trading account
  securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             93        (220)           244
                                                                          --------    --------       --------
  Net realized investment gains (losses)  . . . . . . . . . . . . .       $  4,805    $  3,052       $ (2,393)
                                                                          ========    ========      =========

         Net realized investment (losses) gains from discontinued operations were $(3.5) million, $(8.1) million and $3.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Company recognized $24.0 million of its net deferred gain on the sale of its discontinued operations during 1997.

NOTE 8 -- DEFERRED POLICY ACQUISITION COSTS

         The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (dollars in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------

                                                                      1997            1996            1995
                                                                   ----------      -----------     ---------

Balance, beginning of year  . . . . . . . . . . . . . . . .          $239,622       $197,667         $295,716
Capitalization of commissions, sales and issue expenses . .            22,672         56,003           83,961
Amortization  . . . . . . . . . . . . . . . . . . . . . . .           (32,359)      (63,419)          (52,986)
Commission allowance on reinsurance ceded (see Note 11) . .                --            --           (40,188)
Effect of change in unrealized gains (losses) on
  available-for-sale securities . . . . . . . . . . . . . .            25,475        49,371           (57,787)
Effect of implementation of subsequent SFAS No. 115
  guidance  . . . . . . . . . . . . . . . . . . . . . . . .                --            --           (31,049)
Sale of discontinued operations . . . . . . . . . . . . . .          (221,001)           --                --
Amounts reclassified to net asset held for sale . . . . . .            (2,248)           --                --
                                                                     --------      --------          --------
Balance, end of year  . . . . . . . . . . . . . . . . . . .           $32,161      $239,622          $197,667
                                                                     ========      ========          ========

NOTE 9 -- CONTRACT HOLDER LIABILITIES

         The composition of contract holder liabilities at December 31, 1997 and 1996 and the more significant assumptions as to future investment yield, mortality and withdrawals, are as follows (dollars in thousands):

                                                                                       BASIS  OF  ASSUMPTION
                                                      DECEMBER 31,            ---------------------------------------
                                                ------------------------          INTEREST               MORTALITY/
                                                   1997         1996               RATES                 MORBIDITY
                                                ----------   -----------        -----------            -------------

Contract holder deposit funds:
  Deferred and immediate annuities
    and guaranteed investment contracts   .      $122,047     $6,025,769           3.5-10.0%    1971 IAM and 1983 IAM
  Universal life insurance  . . . . . . . .       219,907        246,010           4.5- 7.0%    1980 CSO Table
Other benefit reserves, including individual
  life insurance and credit insurance   . .       92,361         58,239            2.0-6.0%    1941,  1958 and  1980 CSO
                                                                                                and   1941  SI   and  SSI
                                                                                                Tables;  1985  CIDA   and
                                                                                                1985 Nursing Home Study
Claim reserves  . . . . . . . . . . . . . .       305,125        400,690
Unearned premium reserves . . . . . . . . .        29,065        156,924
                                                 --------     ----------
  Total contract holder liabilities   . . .      $768,505     $6,887,632
                                                 ========     ==========

         Contract holder deposit funds for deferred annuities and universal life contracts are recorded at their accumulated values using the retrospective deposit approach. Interest rates shown for these contracts are current credited rates. Mortality rates are contractual guarantees for monthly term charges (universal life insurance) or settlement rates (deferred annuities).

NOTE 10 -- LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

         The following table provides a reconciliation of the beginning and ending reserve balances for unpaid claims and claims adjustment expenses, on a gross-of-reinsurance basis for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        1997            1996             1995
                                                                    -----------      ----------       ----------
Balance at January 1 before acquisition of insurance                   $400,690        $428,342        $332,741
 subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . .
Balance at January 1 of acquired insurance subsidiary . . . .                --              --           1,453
Less reinsurance recoverables . . . . . . . . . . . . . . . .           193,263         214,998         154,811
                                                                       --------        --------        --------
Net balance at January 1  . . . . . . . . . . . . . . . . . .           207,427         213,344         179,383
                                                                       --------        --------        --------

Incurred claims related to:
Current year  . . . . . . . . . . . . . . . . . . . . . . . .           884,390         816,630         776,054
Prior years . . . . . . . . . . . . . . . . . . . . . . . . .           (12,894)        (17,353)          8,594
                                                                       --------        --------        --------
Total incurred  . . . . . . . . . . . . . . . . . . . . . . .           871,496         799,277         784,648
                                                                       --------        --------        --------

Paid claims related to:
Current year  . . . . . . . . . . . . . . . . . . . . . . . .           699,435         608,150         570,213
Prior years . . . . . . . . . . . . . . . . . . . . . . . . .           197,613         197,044         180,474
                                                                       --------        --------        --------
Total paid  . . . . . . . . . . . . . . . . . . . . . . . . .           897,048         805,194         750,687
                                                                       --------        --------        --------

Reserve reduction due to sale of discontinued operations  . .            16,231              --              --
                                                                       --------        --------        --------

Net balance at December 31  . . . . . . . . . . . . . . . . .           165,644         207,427         213,344
Plus reinsurance recoverables . . . . . . . . . . . . . . . .           139,481         193,263         214,998
                                                                       --------        --------        --------
Balance at December 31  . . . . . . . . . . . . . . . . . . .          $305,125        $400,690        $428,342
                                                                       ========        ========        ========

         The total incurred claims above include claims adjustment expenses net of reinsurance, which are included in general expenses in the accompanying consolidated statements of income for the years ended December 31, 1997, 1996 and 1995.

NOTE 11 -- REINSURANCE

         In the ordinary course of business, the Company assumes and cedes business with other insurance companies. Ceding reinsurance is used by the Company to limit its risk on new and unproven products, to meet certain regulatory, rating agency or debt covenant leverage ratios or to limit its risk up to its retention limits. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The maximum amount of life insurance retained on any one life is generally $150,000 or $500,000, depending upon the plan of insurance. At December 31, 1997, life insurance in force aggregated approximately $7.8 billion, after a reduction of approximately $1.7 billion for reinsurance ceded.

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

         As discussed above, in conjunction with the sale of the Annuity Operations, the Company entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the contracts have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998. At December 31, 1997, there are assets held in trusts directly or indirectly available for payments to policyholders. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

         The effects of reinsurance on short duration contracts for insurance premiums and for long duration contracts for insurance premiums and contract charges earned, the majority of which relates to continuing operations, are as follows (dollars in thousands):

                                                        YEAR ENDED DECEMBER 31,
                        -------------------------------------------------------------------------------------
                                  1997                             1996                          1995
Premiums from short     ----------------------           ----------------------         ---------------------
 duration contracts     WRITTEN         EARNED           WRITTEN         EARNED         WRITTEN        EARNED
 -------------------    -------        -------           -------         ------         -------        ------


Direct business . . .    $1,479,602   $1,465,840      $1,847,828     $1,834,634     $1,882,188     $1,916,807
Reinsurance assumed .        50,576       48,511          50,451         45,726         67,280         65,505
Reinsurance ceded . .      (613,227)    (606,531)       (862,456)      (831,451)      (892,436)      (911,312)
                         ----------   ----------      ----------     ----------     ----------     ----------
  Net  . . . . . . .     $  916,951   $  907,820      $1,035,823     $1,048,909     $1,057,032     $1,071,000
                         ==========   ==========      ==========     ==========     ==========     ==========

Insurance premiums
  and contract charges             YEAR ENDED DECEMBER 31,
  earned from long       --------------------------------------
  duration contracts       1997           1996           1995
 --------------------    --------       --------       --------

Direct business ......    $45,263        $55,393        $55,168
Reinsurance assumed ..     40,665         11,995         12,383
Reinsurance ceded ....    (23,071)       (11,804)            --
                          -------        -------        -------
  Net ................    $62,857        $55,584        $67,551
                          =======        =======        =======

         The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions or economic characteristics of the reinsurers. The Company generally requires that its reinsurers be rated "A (Excellent)" or better by A.M. Best and Company. At December 31, 1997, significant reinsurance recoverables on paid and unpaid losses are as follows (dollars in thousands):

                                                                          PAID                  UNPAID
                                                                         LOSSES                 LOSSES
                                                                         ------                 ------
London Life Insurance Company . . . . . . . . . . . . . . . .           $     --              $  58,056
Swiss Re Life & Health Limited  . . . . . . . . . . . . . . .              5,008                 11,710
Transamerica Occidental Life Insurance Company  . . . . . . .                 88                 38,934
                                                                        --------              ---------
                                                                        $  5,096               $108,700
                                                                        ========              =========

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

         As of December 31, 1997, receivables from reinsurers and investment deposits recoverable were approximately $187.1 million.

NOTE 12 -- INDEBTEDNESS

         Indebtedness of the Company as of December 31, 1997 and 1996 is as follows (dollars in thousands):

                                                                                      DECEMBER 31,
                                                                            ----------------------------
                                                                                1997             1996
                                                                            -----------      -----------
Credit Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 76,500         $101,500
Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . .     (41,500)         (25,000)
                                                                             --------         --------
  Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 35,000         $ 76,500
                                                                             ========         ========

         In July 1994, the Company amended its credit agreement (the "Credit Agreement") to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998. As of December 31, 1997, the Company has $23.5 million available under the revolving credit loan. The Credit Agreement is collateralized by the capital stock and the surplus debentures of Houston National Life Insurance Company ("HNLIC"), as well as the stock of all of the Company's other direct and indirect non-insurance subsidiaries, other than those owned through an insurance subsidiary. The Credit Agreement contains restrictive covenants which, among other things, limit additional indebtedness, payment of dividends, sale of assets and reinsurance arrangements. It also requires the Company to satisfy certain financial covenants. The Credit Agreement's interest rate per annum, at the Company's option, is based on certain economic indices. Future required principal payments are $41.5 million in 1998 and $35.0 million in 1999.

         Interest payments for the years ended December 31, 1997, 1996 and 1995 on the total indebtedness aggregated approximately $5.3 million, $6.1 million and $9.3 million, respectively.

NOTE 13 -- STOCKHOLDER SECURITIES

         The holders of Cumulative Preferred Stock are entitled to receive cumulative accrued dividends, payable semi-annually on April 15th and October 15th. The Cumulative Preferred Stock ranks prior to the common stock upon liquidation, dissolution or winding up of the Company and is not convertible. The Cumulative Preferred Stock is required to be redeemed for $100 per share plus accrued and unpaid dividends in three equal annual installments in each of 2000, 2001 and 2002. The Company, at its option, may elect to redeem the Cumulative Preferred Stock at any time. If the proposed sale is consummated, the Cumulative Preferred Stock will be redeemed at closing.

         Pursuant to the terms of a stockholder agreement, the Company had an option to purchase and/or each of the management stockholders had an option to sell his or her common stock subject to this agreement to the Company in certain circumstances (death, complete disability, termination of employment without cause or retirement at or beyond the early retirement date). Shares held by management stockholders which were estimated to be exercisable by the expiration date were carried at the closing fair market value of the Company's common stock as of December 31 of the respective years. Shares held by other management stockholders were carried at cost. Such options expired on October 30, 1997. Accordingly, the remaining shares were reclassified to common stockholders' equity at the cost value. As of December 31, 1997 and 1996, the redeemable common stock carrying values were zero and $3.4 million, respectively.

         During the fourth quarter of 1996, the Company adopted a shareholder rights plan (the "Shareholder Rights Plan"). Under the Shareholder Rights Plan, each shareholder received a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The purchase rights distributed to the shareholders entitled them to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $75. The rights are exercisable only if a person or group acquires 10% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership of 10% or more of the Company's common stock. If the Company is acquired in a merger or other business combination or after a person has acquired 10% or more of the Company's common stock, each right will entitle the holder to purchase a number of the acquiring company's common shares or the Company's common shares having a market value of twice the purchase price. In conjunction with the anticipated sale of the Company as discussed in Note 2, the Shareholder Rights Plan was amended to exempt the proposed merger with Fortis from causing such rights to become exercisable and to provide for the termination of the Shareholder Rights Plan upon completion of the merger.

NOTE 14 -- INCOME TAXES

         The components of the (benefit) provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1997           1996           1995
                                                                     ----------     ----------     ----------
Current tax provision (benefit) . . . . . . . . . . . . . . . . .     $ 37,219         $ 13,708     $ (1,270)
Deferred tax (benefit) provision  . . . . . . . . . . . . . . . .       (6,765)           3,036        7,084
                                                                      --------         --------      -------
    Total provision for income taxes  . . . . . . . . . . . . . .       30,454           16,744        5,814
Less provision for income taxes from discontinued operations  . .       32,369           18,840       15,451
                                                                      --------         --------      -------
Benefit for income taxes from continuing operations . . . . . . .     $ (1,915)       $ (2,096)      $(9,637)
                                                                      ========        ========       =======

         A reclassification of approximately $3.8 million was made during 1997, reducing current tax expense and increasing deferred tax expense, to reflect the actual 1996 tax liability. Current tax expense was reduced by $1.3 million and $3.7 million from the utilization of net operating loss carryovers in 1997 and 1996, respectively. Current tax benefits of $1.1 million relating to the exercise of nonqualifying stock options were credited to paid-in capital during 1997.

         The income tax provisions differ from the amounts determined by multiplying total income before income taxes by the statutory federal income tax rate of 35%. Reconciliations between the actual tax provisions and expected tax provisions for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                        1997            1996           1995
                                                                      --------        --------       --------
Income taxes at statutory rate  . . . . . . . . . . . . . . . . .      $ 18,654       $ 17,437        $ 3,583
  Amortization and writedown of goodwill  . . . . . . . . . . . .        10,306          1,945          1,877
  Basis difference in subsidiaries sold   . . . . . . . . . . . .         1,807             --             --
  Non-deductible travel and entertainment   . . . . . . . . . . .           331            564            607
  Non-taxable dividends and interest  . . . . . . . . . . . . . .           (40)          (129)          (563)
  Net (decrease) increase in valuation allowance  . . . . . . . .            --         (3,359)         1,492
  Decrease in tax reserves  . . . . . . . . . . . . . . . . . . .          (360)          (600)        (1,164)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .          (244)           886            (18)
                                                                       --------        -------        -------
Provision for income taxes  . . . . . . . . . . . . . . . . . . .      $ 30,454        $16,744        $ 5,814
                                                                       ========        =======        =======

         The income tax provisions from discontinued operations for the years ended December 31, 1997, 1996 and 1995 differ from the amounts determined by multiplying total income before income taxes by the statutory rate primarily due to non-deductibility of goodwill writedowns and amortization, the difference between the book basis and tax basis in subsidiaries sold, and other expenses and the reduction in the valuation allowance, as discussed below.

         The significant temporary differences included in the net deferred income tax asset as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                      1997            1996
                                                                                   ----------      ----------
Deferred income tax assets:
  Policy reserves and other insurance items   . . . . . . . . . . . . . . . . .      $ 20,028        $108,680
  Bad debt reserves and non-deductible liabilities  . . . . . . . . . . . . . .        10,811           8,019
  Unearned income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            65           1,567
  Fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,435           2,884
  Net operating loss carryforward   . . . . . . . . . . . . . . . . . . . . . .         3,370           4,756
  Capital loss carryover  . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,081              --
  Employee benefits and severance   . . . . . . . . . . . . . . . . . . . . . .         3,517           2,863
  Tax deductible intangible assets  . . . . . . . . . . . . . . . . . . . . . .         1,477             959
  Other deductible temporary differences  . . . . . . . . . . . . . . . . . . .         4,194           2,420
                                                                                     --------        --------
    Deferred income tax assets  . . . . . . . . . . . . . . . . . . . . . . . .        48,978         132,148
                                                                                     --------        --------
Deferred income tax liabilities:
  Deferred policy acquisition costs and value of insurance in force   . . . . .       (15,739)        (85,269)
  Net unrealized gain on trading account securities   . . . . . . . . . . . . .           (33)            (29)
  Market discount on bonds and other investment items   . . . . . . . . . . . .        (6,166)         (9,450)
  Other taxable temporary differences   . . . . . . . . . . . . . . . . . . . .        (2,882)           (397)
                                                                                     --------        --------
    Deferred income tax liabilities   . . . . . . . . . . . . . . . . . . . . .       (24,820)        (95,145)
                                                                                     --------        --------
Net unrealized gains and related deferred acquisition costs allocated to equity        (9,534)        (14,576)
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,092)         (1,092)
                                                                                     --------        --------
  Net deferred income tax asset   . . . . . . . . . . . . . . . . . . . . . . .      $ 13,532        $ 21,335
                                                                                     ========        ========

         These amounts are included in other assets in the accompanying consolidated balance sheets.

         Approximately $9.6 million of net operating loss carryforwards ("NOL's") remain as of December 31, 1997 which expire through the year 2010.
Of this amount, the utilization of $0.1 million of NOL's is limited to the taxable earnings of the non-life insurance group and the utilization of $2.2 million is limited to the taxable earnings of NHP Holding Company, Inc. ("NHP"), a 50% owned joint venture. Of these NOL's, $0.7 million were generated by the non-life insurance group and are available, with certain statutory limitations, to offset the taxable earnings of the life insurance group. The utilization of the remaining NOL's of $6.6 million, which were acquired in connection with the purchase of a life insurance company domiciled in New York, is limited to the taxable earnings of JALIC and is further subject to an annual limitation of $0.6 million.

         During 1997, in connection with the disposition of the discontinued operations of the Company, a non-life insurance subsidiary generated a capital loss carryover of $8.8 million which will expire in the year 2002. Capital loss carryovers can only be utilized against capital gains generated during the carryover period.

         Management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. Except as noted below, a valuation allowance was not required as of December 31, 1997 and 1996 as it was management's assessment that, based on available information, it is not more likely than not that any or all of the deferred tax asset will not be realized. A valuation allowance will be established if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. However, a valuation allowance of $1.6 million was established in 1995 in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the purchase of the life insurance company discussed above. During 1996, the valuation allowance was reduced by $0.5 million as a result of management's reevaluation of the uncertainties associated with the utilization of certain tax benefits acquired in connection with the purchase of the life insurance company. The reduction in the valuation allowance for this item was applied to reduce the provision for income taxes from discontinued operations.

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

         Prior to 1984, JALIC was permitted to exclude from taxable income those amounts determined under a formula established by provisions of the Internal Revenue Code of 1954, as amended. At December 31, 1997, JALIC had accumulated untaxed income of approximately $57.2 million (tax effect of $20.0 million). Although such amount is taxable under certain circumstances, management does not intend to take, or fail to take, any action that would cause all or part of this amount to be included in taxable income; accordingly, deferred income taxes have not been provided on this amount. At December 31, 1997, JALIC had approximately $232.8 million in its "shareholder's surplus" tax account from which dividend distributions can be made without incurring federal income taxes.

         The Company made federal income tax payments of approximately $30.7 million, $7.9 million and $4.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value and estimated fair value of the Company's financial assets and financial liabilities at December 31, 1997 and 1996 are as follows (dollars in thousands):

                                               DECEMBER 31, 1997             DECEMBER 31, 1996
                                           ------------------------      ------------------------
                                             CARRYING        FAIR          CARRYING        FAIR        VALUATION
                                              VALUE          VALUE          VALUE          VALUE         METHOD
                                           ----------     ---------      ----------     ---------      ---------
Financial assets:
  Held-to-maturity securities:
    Publicly traded   . . . . . . . . .     $  29,131     $  30,169      $   29,908     $  30,744         (1)
    Private placements  . . . . . . . .        15,649        16,295          15,449        16,140         (2)
  Available-for-sale securities:
    Publicly traded   . . . . . . . . .       539,349       539,349       3,913,833     3,913,833         (1)
    Private placements  . . . . . . . .        11,236        11,236         325,628       325,628         (2)
    Non-investment grade  . . . . . . .            --            --           9,313         9,313         (2)
  Trading account securities  . . . . .         3,504         3,504           4,518         4,518         (1)
  Equity securities   . . . . . . . . .            23            23          82,098        82,098         (1)
  Mortgage loans:
    Performing  . . . . . . . . . . . .       126,703       130,683       1,409,252     1,482,976         (3)
    Non-performing  . . . . . . . . . .         4,248         4,248           8,366         8,366         (4)
    Restructured on other than market
      terms   . . . . . . . . . . . . .        14,819        14,819          31,624        31,624         (4)
  Policy loans and other notes
   receivable  . . . . . . . . . . . . . .     32,091        32,091          75,186        75,186         (5)
  Short-term investments  . . . . . . .       196,218       196,218           6,371         6,371         (5)
  Cash and cash equivalents   . . . . .        31,663        31,663         167,511       167,511         (5)
  Accrued investment income   . . . . .        15,525        15,525          65,727        65,727         (5)
Financial liabilities:
  Investment contracts with defined
    maturities  . . . . . . . . . . . .           119           120         294,605       294,762         (6)
  Investment contracts with no defined
    maturities  . . . . . . . . . . . .        19,219        18,428       5,606,694     5,285,370         (7)
  Short-term debt   . . . . . . . . . .        41,500        41,500          25,000        25,000         (5)
  Long-term debt  . . . . . . . . . . .        35,000        35,000          76,500        76,500         (5)

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

NOTE 16 -- STOCKHOLDERS' EQUITY

         Each of the life insurance companies is limited by various state insurance department regulations as to the amount of dividends and other payments that may be paid to its parent or affiliates. Dividends in excess of prescribed amounts require regulatory approval. Loans and advances are limited to certain prescribed maximums in various jurisdictions and, in any event, require "arms-length" terms. Dividends may generally be paid without prior regulatory approval if their fair market value, together with that of other dividends or distributions made within the preceding 12 months, does not exceed the greater of: (i) 10% of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (ii) the net gain from operations of the insurer, not including realized investment gains, for the 12-month period ending the 31st day of December next preceding. In addition, payments of dividends are limited to statutory unassigned surplus less 25% of unassigned surplus attributable to unrealized capital gains as determined in accordance with accounting practices prescribed or permitted by state insurance regulatory authorities. With the approval of state regulators, JALIC made an extraordinary dividend distribution of approximately $200 million to HNLIC during 1997, who in turn distributed approximately $188 million to JAFCO. Because of these dividend distributions, any dividends paid by JALIC or HNLIC before June 21, 1998 would be considered extraordinary and would require prior approval. On or after that date, approximately $76.7 million is available for dividend distribution without prior approval.

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

Stockholders' Equity

                                                                                             DECEMBER 31,
                                                                                      ---------------------------
                                                                                        1997              1996
                                                                                      ---------        ----------
Capital and surplus, on basis of statutory accounting practices, as filed with
  insurance regulatory authorities  . . . . . . . . . . . . . . . . . . . . . .         $423,295         $339,040
  Value of insurance in force   . . . . . . . . . . . . . . . . . . . . . . . .            5,687            9,230
  Deferred policy acquisition costs   . . . . . . . . . . . . . . . . . . . . .           37,503          269,988
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,037           80,379
  Net unrealized gain on investments  . . . . . . . . . . . . . . . . . . . . .           17,706           26,542
  Adjustment in policy and claim liabilities  . . . . . . . . . . . . . . . . .          (34,203)        (257,149)
  Net deferred income tax assets  . . . . . . . . . . . . . . . . . . . . . . .           14,157           28,185
  Statutory investment reserves   . . . . . . . . . . . . . . . . . . . . . . .           22,607           50,797
  Surplus debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (41,358)         (78,071)
  Deferred gain on sale of discontinued operations  . . . . . . . . . . . . . .          (21,038)              --
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,483)          (3,730)
                                                                                        --------         --------
Stockholders' equity, on basis of generally accepted accounting principles.....         $450,910         $465,211
                                                                                        ========         ========

Net Income

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                            1997          1996           1995
                                                                       ------------   -----------     -----------
Net income (loss), on basis of statutory accounting practices,
 as filed with insurance regulatory authorities .......................  $116,566       $ 36,579        $ (5,796)
 Amortization of purchased intangibles ................................    (4,840)       (10,137)        (15,829)
 Capitalization and amortization of deferred policy acquisition costs..    (9,686)        (7,416)         (9,213)
 Adjustment of policy and claim liabilities ...........................     6,158         29,198          32,170
 Effect of statutory investment reserves ..............................     8,668         (8,175)          5,367
 Deferred income taxes ................................................     6,215         (3,392)           (379)
 Change in mortgage delinquency reserves ..............................    (1,783)        (2,657)            702
 Gain on sale of discontinued operations ..............................   (98,163)            --              --
 Other, net ...........................................................    (1,247)        (3,064)           (614)
                                                                        ---------       --------        --------
Net income, on basis of generally accepted accounting principles .....  $  21,888       $ 30,936        $  6,408
                                                                        =========       ========        ========

Treasury Stock

         The Company has acquired treasury shares of stock as a result of the exercise of put or call options on the redeemable common stock (see Note 13). The Company has also acquired treasury stock in consideration for the cost of stock option exercises. During 1997, the Company also acquired treasury shares pursuant to a common stock repurchase program. During 1996, restricted treasury shares were granted to an employee (see Note 17). The following is a summary of treasury stock activity, accounted for under the cost method, for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                                 1997                           1996
                                                       ------------------------        -----------------------
                                                         SHARES          COST           SHARES         COST
                                                       ---------      ---------        ---------     ---------
Balance, beginning of year  . . . . . . . . . . . .      387,735       $ 8,676         424,183         $9,329
  Stock repurchase program  . . . . . . . . . . . .      941,700        22,703              --             --
  Treasury stock option exercises (see Note 17)   .      (31,766)         (707)           (448)           (10)
  Restricted stock granted  . . . . . . . . . . . .           --            --         (36,000)          (643)
                                                       ---------       -------         -------         ------
Balance, end of year  . . . . . . . . . . . . . . .    1,297,669       $30,672         387,735         $8,676
                                                       =========       =======         =======         ======

NOTE 17 -- STOCK PLANS

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                       1997                     1996
                                                                  -------------            --------------
Net income:
  As reported   . . . . . . . . . . . . . . . . . . . . . .        $ 21,888                   $ 30,936
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . .          19,022                     28,720
Net income per common share:
  As reported   . . . . . . . . . . . . . . . . . . . . . .            0.81                       1.17
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . .            0.70                       1.09

Long-Term Incentive Plan

         The Company has reserved a maximum of 2,618,428 shares of common stock to be available for options or grants during the term of the John Alden Financial Corporation Long-Term Incentive Plan. The Company is also authorized to grant up to 500,000 options under this plan from available treasury shares. The exercise price of options granted under this plan equals the market value of the Company's common stock at the date of grant. Such options generally vest ratably over a three-year period and have a maximum term of ten years.

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

Treasury Stock Options

         The common stock acquired by the Company pursuant to a stockholder agreement (see Note 16) is reserved for sale or transfer to certain designated full-time employees of the Company or to management stockholders at a price not less than the price paid by the Company to acquire the shares. The exercise price of options granted under this plan equals the market value of the Company's common stock at the date of grant. Such options are fully vested at the date of grant and have a maximum term of ten years.

Other Stock Plans

         On January 1, 1997, January 1, 1996 and January 1, 1995, the Company granted 45,875, 61,390 and 46,400 restricted shares of common stock to certain management employees. These shares vest over a three-year period from the date of grant. As of December 31, 1997, 117,460 restricted shares were outstanding.

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

         The fair value of each option and stock grant during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 2.1%, 2.1% and 2.0%, expected volatility of 43.2%, 45.8% and 49.0%, risk-free interest rates of 6.4%, 6.6% and 6.2%, and expected lives of six years.

         A summary of the Company's option plans as of and for the years ended December 31, 1997, 1996 and 1995 is as follows (shares in thousands):

                                                1997                     1996                     1995
                                    --------------------------------------------------------------------------
                                                WEIGHTED                WEIGHTED                     WEIGHTED
                                                AVERAGE                 AVERAGE                      AVERAGE
                                                EXERCISE                EXERCISE                     EXERCISE
                                    SHARES       PRICE       SHARES       PRICE        SHARES         PRICE
                                   --------     ---------   --------   ----------     --------      ----------
Outstanding at beginning of         2,582        $19.71      2,305        $19.36       1,739        $17.87
year  . . . . . . . . . . . . .
  Granted   . . . . . . . . . .       361         27.51        390         20.50         725         21.50
  Exercised   . . . . . . . . .      (262)        17.13        (50)         5.51         (91)         4.21
  Forfeited   . . . . . . . . .      (152)        21.91        (63)        22.91         (68)        24.57
                                    -----                    -----                     -----
Outstanding at end of year  . .     2,529         20.96      2,582         19.71       2,305         19.36
                                    =====                    =====                     =====

Options exercisable at
 year-end .....................     1,798                    1,652                     1,370
Weighted-average fair value of
 options granted during
 the year .....................     $9.68                    $9.05                     $9.38
Weighted-average fair value of
 restricted stock granted
 during the year ..............     17.23                    18.20                     23.34

         The following table summarizes information about stock options outstanding at December 31, 1997 (options in thousands):

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      --------------------------------------------------   ----------------------------------
                                      WEIGHTED-AVG.
 RANGE OF EXERCISE                     CONTRACTUAL       WEIGHTED-AVG.                      WEIGHTED-AVG.
      PRICES             NUMBER       REMAINING LIFE     EXERCISE PRICE       NUMBER        EXERCISE PRICE
      ------             ------       --------------     --------------       ------      ------------------
  $1 - $20                880         5.2 years           $15.48                847             $15.32
  20 -  22                788         8.1 years            21.21                421              21.40
  22 -  36                861         7.9 years            26.35                530              25.30
                        -----                                                 -----
   1 -  36              2,529         7.0 years            20.96              1,798              19.68
                        =====                                                 =====

NOTE 18 -- LEASES

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

                                                                   GROSS
                                                                  RENTALS
                                                                  -------

1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .        $18,528
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,682
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,634
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,227
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,705
Later years  . . . . . . . . . . . . . . . . . . . . . . .         10,463
                                                                  -------
   Total minimum future rentals  . . . . . . . . . . . . .        $56,239
                                                                  =======

         Rental expense, which includes operating expenses associated with leased office space, for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (dollars in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             1997              1996               1995
                                                         -----------       -----------        -----------
Office space  . . . . . . . . . . . . . . . . . . .          $ 8,023           $10,438            $11,903
Computer and related items  . . . . . . . . . . . .            8,126            11,871             19,909
Other (principally office equipment)  . . . . . . .            4,493            16,382              4,883
                                                             -------           -------            -------
    Total   . . . . . . . . . . . . . . . . . . . .          $20,642           $38,691            $36,695
                                                             =======           =======            =======

NOTE 19 -- BENEFIT PLANS

Pension Plan

         The Company has a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and compensation levels near retirement. The Company's policy is to fund the Plan's current statutory requirements. Net pension cost for the years ended December 31, 1997, 1996 and 1995 was $2.0 million, $3.0 million and $2.7 million, respectively.

         The following sets forth the funded status of the Plan at December 31, 1997 and 1996 and the amount of prepaid pension cost included in the Company's consolidated balance sheets at December 31, 1997 and 1996 (dollars in thousands):

                                                                                      1997              1996
                                                                                  --------------    -------------
Actuarial present value of benefit obligations:
A.Vested benefit obligation . . . . . . . . . . . . . . . . . . . . . . . .           $23,951           $ 22,880
                                                                                      =======           ========
B.Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . .           $26,259           $ 24,984
                                                                                      =======           ========
C.Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . .           $30,596           $ 30,692
Plan assets at fair value, primarily listed stocks and bonds  . . . . . . .            35,291             30,892
                                                                                       ------           --------
Plan assets greater than projected benefit obligation . . . . . . . . . . .             4,695                200
Unrecognized prior service costs  . . . . . . . . . . . . . . . . . . . . .              (713)              (794)
Unrecognized net loss from past experience different from that assumed  . .             1,739              5,082
Unrecognized net asset at January 1, 1987 being recognized over 15 years  .              (307)              (384)
                                                                                     --------           --------
Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  5,414           $  4,104
                                                                                     ========           ========
Assumptions used were:
Discount rate for actuarial present value of benefit obligations  . . . . .              7.25%               7.5%
Rate of increase in compensation  . . . . . . . . . . . . . . . . . . . . .        3.25%-7.25%              4%-8%
Expected long-term rate of return on assets . . . . . . . . . . . . . . . .                 8%                 8%

Other Benefit Plans

         The Company maintains an unfunded benefit plan to provide life insurance and medical postretirement benefits to certain of its retired employees. The unfunded accumulated postretirement benefit obligation was $7.6 million and $6.6 million at December 31, 1997 and 1996, respectively. The Company also maintains certain unfunded defined benefit supplemental retirement plans. The accrued unfunded projected benefit obligations for the supplemental plans as of December 31, 1997 and 1996 aggregated approximately $5.9 million and $6.2 million, respectively.

         The Company provides certain benefits for former or inactive employees and their dependents during the time period following employment but before retirement. As of December 31, 1997 and 1996, the Company has accrued $18.5 million and $2.2 million, respectively, of benefits owed under this plan.

NOTE 20 -- COMMITMENTS AND CONTINGENCIES

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. During March 1998, the Company and certain of its officers and directors were named as defendants in putative class actions alleging that the Company is not being sold for the highest price possible. For relief, plaintiffs seek an injunction against consummation of the proposed transaction with Fortis and an award of damages. While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the ultimate dispositions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 21 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the years ended December 31, 1997 and 1996 are as follows (in thousands, except for per share amounts):

                      1997                                                         QUARTER
                      ----                               ----------------------------------------------------------
                                                           FIRST           SECOND           THIRD         FOURTH
                                                         ---------       ----------       ---------      ----------
Net insurance premiums and contract charges earned        $271,620         $230,074        $217,557        $209,650
Revenues  . . . . . . . . . . . . . . . . . . . . .        312,487          275,589         244,107         217,866
Benefits and expenses . . . . . . . . . . . . . . .        303,495          244,910         238,832         271,562
Income (loss) from continuing operations before
 provision (benefit) for income taxes . . . . . . .          8,607           30,226           5,044         (53,583)
Operating income (loss) . . . . . . . . . . . . . .         10,495           17,364           2,790         (34,962)
Net income (loss) from continuing operations  . . .          4,703           19,246           3,104         (34,844)
Net income from discontinued operations . . . . . .          5,693               --              --          23,986
Net income (loss) . . . . . . . . . . . . . . . . .         10,396           19,246           3,104         (10,858)
Per common share:
  Net income (loss) from continuing operations  . .           0.17             0.75            0.11           (1.39)
  Net income from discontinued operations   . . . .           0.22               --              --            0.95
  Net income (loss)   . . . . . . . . . . . . . . .           0.39             0.75            0.11           (0.44)
Average shares outstanding  . . . . . . . . . . . .         25,336           25,353          25,392          25,516


                      1996                                                        QUARTER
                      ----                              ------------------------------------------------------------
                                                           FIRST           SECOND         THIRD           FOURTH
                                                        ----------       ----------     ----------     -------------
Net  insurance  premiums  and   contract  charges       $267,628          $262,484       $249,227        $245,235
earned  . . . . . . . . . . . . . . . . . . . .
Revenues  . . . . . . . . . . . . . . . . . . .          300,012           289,543        272,304         252,823
Benefits and expenses . . . . . . . . . . . . .          289,909           276,755        274,822         274,867
Income (loss) from continuing operations before
 provision (benefit) for income taxes . . . . .           10,270            11,846         (2,574)         (23,349)
Operating income (loss) . . . . . . . . . . . .           13,808            14,503          7,817           (3,296)
Net income (loss) from continuing operations  .            6,183             7,548         (2,498)         (12,944)
Net income from discontinued operations . . . .            7,653             5,843          8,236           10,915
Net income (loss) . . . . . . . . . . . . . . .           13,836            13,391          5,738           (2,029)
Per common share:
  Net income (loss) from continuing
   operations   . . . . . . . . . . . . . . . .             0.23              0.29          (0.11)           (0.53)
  Net income from discontinued operations   . .             0.30              0.23           0.33             0.43
  Net income (loss)   . . . . . . . . . . . . .             0.53              0.52           0.22            (0.10)
Average shares outstanding  . . . . . . . . . .           25,258            25,289         25,303           25,332


        In conjunction with the disposition of the Annuity Operations and Western Diversified Group as discussed in Note 5 and the reduced premium volume in the group operations, the Company reduced its work force and recognized impairments of certain intangible assets relating to operations to be disposed of. Accordingly, severance and other related charges of approximately $23.0 million and $15.5 million were recognized in continuing operations during the first and fourth quarters of 1997, respectively.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                           Page No.
                                                                                                           --------

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

Schedule V - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-9

                                                                      SCHEDULE I

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                        SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                                       AMOUNT AT
                                                                                     WHICH CARRIED
            TYPE OF INVESTMENT                                        MARKET          ON BALANCE
                                                       COST            VALUE            SHEET
                                                    ----------     ---------------   -------------
Held-to-maturity securities:
  U.S. Government and government agencies and
     authorities ............................       $    4,513       $    4,555       $    4,513
  Public utilities ..........................            3,354            3,476            3,354
  All other corporate bonds .................           36,913           38,433           36,913
                                                    ----------       ----------       ----------
     Total held-to-maturity securities ......           44,780           46,464           44,780
                                                    ----------       ----------       ----------

Available-for-sale securities:
  U.S. Government and government agencies and
     authorities ............................           39,478           40,489           40,489
  Foreign governments .......................            1,073            1,227            1,227
  Public utilities ..........................           10,990           11,787           11,787
  All other corporate bonds .................          466,477          497,082          497,082
                                                    ----------       ----------       ----------
     Total available-for-sale securities ....          518,018          550,585          550,585
                                                    ----------       ----------       ----------

Trading account securities ..................            3,411            3,504            3,504
Equity securities ...........................                8               23               23
Mortgage loans ..............................          145,770          149,750          145,770
Real estate owned ...........................            3,021            3,021            3,021
Investment in real estate ...................           40,354           40,354           40,354
Policy loans and other notes receivable .....           32,091           32,091           32,091
Short-term investments ......................          196,218          196,218          196,218
                                                    ----------       ----------       ----------
     Total investments ......................       $  983,671       $1,022,010       $1,016,346
                                                    ==========       ==========       ==========

                                                                    SCHEDULE II


                        JOHN ALDEN FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)
                         CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                    ASSETS                                                                  DECEMBER 31,
                                                                                                  -----------------------------
                                                                                                        1997           1996
                                                                                                  -------------    ------------

Cash and cash equivalents ......................................................................    $  10,574        $     554
Short-term investments .........................................................................      152,338                -
Investments in subsidiaries ....................................................................      334,793          511,583
Surplus debentures receivable from subsidiary ..................................................       43,000           76,600
Accrued investment income ......................................................................        6,419            2,472
Other assets ...................................................................................        2,520            4,497
                                                                                                    ---------        ---------
   Total assets ................................................................................    $ 549,644        $ 595,706
                                                                                                    =========        =========

                       LIABILITIES, REDEEMABLE SECURITIES
                            AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and other liabilities .....................................................    $   3,408        $   5,192
    Amounts payable to subsidiaries ............................................................        3,540            5,116
    Short-term debt ............................................................................       41,500           25,000
    Long-term debt .............................................................................       35,000           76,500
                                                                                                    ---------        ---------
        Total liabilities ......................................................................       83,448          111,808
                                                                                                    ---------        ---------
Redeemable securities:
    Series A 9% cumulative preferred stock, $.01 par value; 150,000 shares authorized, issued and outstanding; mandatory redemption value of $100 per
      share; including accrued dividends of $286; $101.91 per share.............................       15,286           15,286
    Common stock, $.01 par value; -- and 667,430 shares authorized, issued and outstanding .....            -            3,401
                                                                                                    ---------        ---------
        Total redeemable securities ............................................................       15,286           18,687
                                                                                                    ---------        ---------
Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 and 74,332,570 shares authorized;
       25,953,525 and 25,055,843 shares issued; 24,655,856
       and 24,668,108 shares outstanding .......................................................          259              250
    Paid-in capital ............................................................................      187,422          181,863
    Net unrealized gain on investments, net of income taxes ....................................       17,706           26,977
    Retained earnings ..........................................................................      276,552          268,109
    Redemption value of common stock in excess of cost .........................................            -           (2,669)
    Unearned compensation ......................................................................         (357)            (643)
    Treasury stock, at cost; 1,297,669 and 387,735 shares ......................................      (30,672)          (8,676)
                                                                                                    ---------        ---------
          Total stockholders' equity ...........................................................      450,910          465,211
                                                                                                    ---------        ---------
          Total liabilities, redeemable securities and stockholders' equity ....................    $ 549,644        $ 595,706
                                                                                                    =========        =========



            See accompanying Note to Condensed Financial Information.

                                                                    SCHEDULE II


                        JOHN ALDEN FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)
                         CONDENSED FINANCIAL INFORMATION
                              STATEMENTS OF INCOME
                             (Dollars in thousands)






                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            1997           1996            1995
                                                          ---------      --------        --------
Revenues:
  Net investment income ...........................       $ 12,368       $ 12,097        $ 16,335
  Net realized investment gains ...................             --             --           1,945
                                                          --------       --------        --------
      Total revenues ..............................         12,368         12,097          18,280
                                                          --------       --------        --------

Expenses:
   Interest expense ...............................          5,332          6,615           6,614
   Other ..........................................          4,820          7,622           8,527
                                                          --------       --------        --------
     Total expenses ...............................         10,152         14,237          15,141
                                                          --------       --------        --------


Income (loss) before income taxes and equity in net
   earnings of subsidiaries .......................          2,216         (2,140)          3,139
Provision (benefit) for income taxes ..............            809           (734)            587
                                                          --------       --------        --------

Income (loss) before equity in net earnings of
   subsidiaries ...................................          1,407         (1,406)          2,552
Equity in net earnings of subsidiaries ............         20,481         32,342           3,856
                                                          --------       --------        --------

Net income ........................................       $ 21,888       $ 30,936        $  6,408
                                                          ========       ========        ========



            See accompanying Note to Condensed Financial Information.

                                                                    SCHEDULE II





                        JOHN ALDEN FINANCIAL CORPORATION
                              (PARENT COMPANY ONLY)
                         CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                            1997              1996            1995
                                                                          ---------        ---------        ---------
Cash flows from operating activities:
  Net income ......................................................       $  21,888        $  30,936        $   6,408
  Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in net earnings of subsidiaries .......................         (20,481)         (32,342)          (3,856)
     Net realized investment gains ................................              --               --           (1,945)
     Amortization of purchased intangibles ........................           1,025            1,320              959
     (Increase) decrease in accrued investment income .............          (3,947)             751              506
     Increase (decrease) in amounts payable to subsidiaries .......             742           (1,032)             612
     Decrease (increase) in other assets ..........................           2,051             (280)            (202)
     Stock option compensation expense ............................             286               --              256
     (Decrease) increase in accounts payable and other liabilities           (1,746)           1,167            3,401
                                                                          ---------        ---------        ---------
          Net cash (used in) provided by operating activities .....            (182)             520            6,139
                                                                          ---------        ---------        ---------

Cash flows from investing activities:
    Collections of surplus debentures receivable
        from subsidiary ...........................................          33,600           26,880           22,080
    Outflows from net sales and purchases of short-term investments        (152,338)              --               --
    Receipt of dividend from subsidiary ...........................         188,000               --               --
    Capital contributions to subsidiaries .........................              --          (22,200)         (46,302)
    Sales of equity securities ....................................              --               --           37,012
                                                                          ---------        ---------        ---------
        Net cash provided by investing activities .................          69,262            4,680           12,790
                                                                          ---------        ---------        ---------

Cash flows from financing activities:
    Proceeds from borrowings of short-term and long-term debt .....              --           26,000           27,000
    Repayments of borrowings of short-term and long-term debt .....         (25,000)         (31,500)         (15,000)
    (Payments) receipts of borrowings (to) from subsidiaries ......          (2,318)          11,455          (16,966)
    Purchase of treasury stock ....................................         (22,703)              --           (3,203)
    Exercises of stock options ....................................           4,488              279              385
    Payment of dividends ..........................................         (13,527)         (12,731)         (12,248)
                                                                          ---------        ---------        ---------
        Net cash used in financing activities .....................         (59,060)          (6,497)         (20,032)
                                                                          ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents ..............          10,020           (1,297)          (1,103)
Cash and cash equivalents, beginning of year ......................             554            1,851            2,954
                                                                          ---------        ---------        ---------
Cash and cash equivalents, end of year ............................       $  10,574        $     554        $   1,851
                                                                          =========        =========        =========





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

                                                                    SCHEDULE III






                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in thousands)

                                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1997            1996            1995
                                                              --------------   -------------    ------------

Deferred policy acquisition costs ......................       $   32,161       $  239,622       $  197,667
Future policy benefits, losses, claims and loss expenses          739,440        6,730,708        6,731,849
Unearned premiums ......................................           29,065          156,924          135,954
Net premium revenues and contract charges earned .......          928,901        1,024,574        1,053,035
Net investment income ..................................           69,293           45,460           50,388
Benefits, claims, losses and expenses ..................          719,455          767,640          778,303
Amortization of deferred policy acquisition costs ......           14,810           13,854           13,455
Other operating expenses ...............................          324,534          334,859          395,226
Net premiums written ...................................          916,951        1,035,823        1,057,032

                                                                     SCHEDULE IV


                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                                   REINSURANCE

                             (Dollars in thousands)




                                                                                                          PERCENTAGE
                                                      CEDED TO           ASSUMED                          OF AMOUNT
                                     DIRECT            OTHER            FROM OTHER           NET           ASSUMED
                                    BUSINESS          COMPANIES         COMPANIES          AMOUNT          TO NET
                                   -----------      --------------    -------------      -----------     -----------
Year Ended December 31, 1997
----------------------------
     Life insurance in force       $ 9,341,859       $ 1,673,464       $   167,318       $ 7,835,713         2.1%
     Premiums ..............         1,513,818           629,800            90,906           974,924         9.3%


Year Ended December 31, 1996
----------------------------
     Life insurance in force       $15,055,957       $ 2,967,777       $   653,840       $12,742,020         5.1%
     Premiums ..............         1,893,176           843,513            62,293         1,111,956         5.6%

Year Ended December 31, 1995
----------------------------
     Life insurance in force       $16,837,893       $ 3,158,977       $   720,168       $14,399,084         5.0%
     Premiums ..............         1,980,949           911,564            77,888         1,147,273         6.8%


                                                                     SCHEDULE V


                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)





                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO                    BALANCE
                                                    BEGINNING     COSTS AND                     AT END
                                                    OF PERIOD     EXPENSES     DEDUCTIONS      OF PERIOD
                                                   -----------  ------------  ------------    ----------
Year ended December 31, 1997
----------------------------
Reserve for impairment of mortgage loans ....       $   17,682    $   2,575     $   6,406     $   13,851
Write-down for impairment of real estate ....               --          306           306             --
Allowance for agents balances ...............            1,366          126         1,363            129
Valuation allowance on deferred tax asset ...            1,092           --            --          1,092
                                                    ----------    ---------     ---------     ----------
         Total ..............................       $   20,140    $   3,007     $   8,075     $   15,072
                                                    ==========    =========     =========     ==========



Year ended December 31, 1996
----------------------------
Reserve for impairment of mortgage loans ....       $   14,274    $   9,681     $   6,273     $   17,682
Write-down for impairment of real estate ....               --          829           829             --
Allowance for agents balances ...............            1,248          118            --          1,366
Valuation allowance on deferred tax asset ...            5,313           --         4,221          1,092
                                                    ----------    ---------     ---------     ----------
         Total ..............................       $   20,835    $  10,628     $  11,323     $   20,140
                                                    ==========    =========     =========     ==========

Year ended December 31, 1995
----------------------------
Reserve for impairment of mortgage loans ....       $   13,161    $  15,046     $  13,933     $   14,274
Write-down for impairment of real estate ....               --        3,157         3,157             --
Allowance for agents balances ...............            2,505           --         1,257          1,248
Valuation allowance on deferred tax asset (1)               --        5,313            --          5,313
                                                    ----------    ---------     ---------     ----------
         Total ..............................       $   15,666    $  23,516     $  18,347     $   20,835
                                                    ==========    =========     =========     ==========





(1) Includes approximately $3.7 million which was established upon the consolidation of a joint venture previously accounted for under the equity method.

                                 Exhibit Index
                                 -------------

       Exhibit
       Number         Exhibit
       -------        -------
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

       Exhibit
       Number         Exhibit
       -------        -------
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

       Exhibit
       Number         Exhibit
       -------        -------
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

       Exhibit
       Number         Exhibit
       -------        -------
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

       Exhibit
       Number         Exhibit
       -------        -------
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

        10.46 Amendment dated November 1, 1996 to reinsurance agreement among JALIC, London Life Insurance Company and
                      TransAmerica Occidental Life Insurance Company dated
                      October 1, 1991.

        10.47 Amendment dated February 28, 1997 to Employment Agreement between the Registrant and Glendon E. Johnson dated
                      October 2, 1992.

        10.48         Stock Purchase and Sale Agreement by and between JALIC and
                      SunAmerica Life Insurance Company ("SunAmerica") dated
                      November 29, 1996.  Filed as Exhibit 10.1 to the
                      Registrant's Current Report on Form  8-K filed April 15,
                      1997 (Commission File No. 1-11396) and incorporated herein by reference.

        Exhibit
        Number       Exhibit
        -------      -------
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

        10.54        Transition Services Agreement between JALIC and JANY dated
                     March 31, 1997.  Filed as Exhibit 10.7 to the Registrant's
                     Current Report on Form 8-K filed April 15, 1997
                     (Commission File No. 1-11396) and incorporated herein by reference.

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

        Exhibit
        Number       Exhibit
        -------      --------
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

        10.62 Deferred Compensation Agreement dated April 2, 1997, by and between John Alden Financial Corporation and Glendon
                     E. Johnson.  Filed as Exhibit 10.62 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.63        Amended and Restated Employment Agreement dated November
                     5, 1997, by and between John Alden Financial Corporation and Glendon E. Johnson. Filed as Exhibit 10.63 to the
                     Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File
                     No. 1-11396) and incorporated herein by reference.

        10.64        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Marvin
                     H. Assofsky.  Filed as Exhibit 10.64 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.65        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Glen A.
                     Spence.  Filed as Exhibit 10.65 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.66        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Scott L.
                     Stanton.  Filed as Exhibit 10.66 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.67        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Michael
                     P. Andersen.  Filed as Exhibit 10.67 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.68        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Lonnie
                     R. Wright, Jr.  Filed as Exhibit 10.68 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.69        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Kerry D.
                     Clemmons.  Filed as Exhibit 10.69 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        Exhibit
        Number       Exhibit
        -------      --------
        10.70        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Mark A.
                     Schoder.  Filed as Exhibit 10.70 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period
                     ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.71        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Anne V.
                     Wardlow.  Filed as Exhibit 10.71 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.72        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and William
                     S. Wilkins.  Filed as Exhibit 10.72 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.73        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and William
                     H. Mauk, Jr.  Filed as Exhibit 10.73 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.74        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and James H.
                     Srite.  Filed as Exhibit 10.74 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.75        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Patsy
                     Campola.  Filed as Exhibit 10.75 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.76        Change of Control Employment Agreement dated November 5,
                     1997 between John Alden Financial Corporation and Gary F.
                     Kadlec.  Filed as Exhibit 10.76 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

        10.77 Agreement and Plan of Merger, dated as of March 9, 1998, by and among John Alden Financial Corporation, Fortis, Inc.
                     and JAFCO Acquisition Corp. Filed as Exhibit 2.1 to the
                     Registrant's Current Report on Form 8-K filed
                     March 19, 1998 (Commission File No. 1-11396) and incorporated herein by reference.

        10.78 Stock Option Agreement, dated as of March 9, 1998, by and between John Alden Financial Corporation, as issuer, and Fortis, Inc., as grantee. Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed
                     March 19, 1998 (Commission File No. 1-11396) and incorporated herein by reference.

        *21.1        Subsidiaries of the Registrant.

        *23.1        Consent of Independent Accountants.

        *27.1        Financial Data Schedule.

        *99.1        Financial Statements of the John Alden Financial
                     Corporation Employee Stock Purchase Plan for the year ended December 31, 1997.


-------------------------
*     Filed herewith.