Form 10-K405/A
period 1997-12-31
ALDEN JOHN FINANCIAL CORP
filed 1998-04-30
CIK 822079

                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 1-11396

                       JOHN ALDEN FINANCIAL CORPORATION
          ----------------------------------------------------------
          (Exact name of the registrant as specified in its charter)


                           Delaware                                               59-2840712
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

                  7300 Corporate Center Drive
                        Miami, Florida                                            33126-1223
--------------------------------------------------------------       ------------------------------------
           (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area codes:       (305) 715-3767
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Common Stock, Par Value $.01           New York Stock Exchange
Preferred Share Purchase Right         New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  YES   X    NO
                                   ---      ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $522,462,746.

         As of March 16, 1998, 24,526,104 shares of the Registrant's Common Stock were outstanding.

         This filing on Form 10-K/A No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of John Alden Financial Corporation (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K"), as set forth below:

The following items are hereby amended and restated to read in their entirety as they appear in this amendment. Capitalized terms used herein shall have the definitions set forth in the Form 10-K unless otherwise provided herein.

                                    Part III

Item 10.         Directors and Executive Officers of the Registrant

Item 11.         Executive Compensation

Item 12.         Security Ownership of Certain Beneficial Owners and Management

Item 13.         Certain Relationships and Related Transactions

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  GLENDON E. JOHNSON, 74, has served as Chairman of the Board and Chief Executive Officer of the Company since 1987 and of John Alden Life Insurance Company ("JALIC") since 1984. Mr. Johnson served as President of the Company from 1987 to March 1993 and since May 1995 and of JALIC from 1984 to March 1993. From 1978 to 1984 he was a partner at Routier & Johnson, P.C., a Washington, D.C. law firm, and from 1970 to 1977 he was Chairman of the Board, President and Chief Executive Officer of American National Insurance Company, a life insurance company headquartered in Galveston, Texas. Mr. Johnson is also a director of each of the 13 investment companies comprising the United Group of Mutual Funds, as well as the following investment companies: United Funds, Inc., TMK/United Funds, Inc. and Waddell & Reed Funds, Inc., all of which are based in Overland Park, Kansas. Mr. Johnson has been a Director of the Company since 1987.

  MARVIN H. ASSOFSKY, 52, has been a Director of the Company since 1987. He served as Senior Vice President and Chief Investment Officer of the Company from 1987 to 1998. He was Senior Vice President and Chief Investment Officer of JALIC from 1981 to 1998. Mr. Assofsky resigned as Senior Vice President and Chief Investment Officer on January 30, 1998, but continues to serve as a Director.

  NORMAN E. CROCKER, 47, has been a Director of the Company since June 1995. He is President of Crocker & Company, Ltd., an actuarial consulting firm established in January 1995. From July 1985 to January 1995, Mr. Crocker served as Vice President and Group Actuary of JALIC. From time to time since January 1995, the Company has retained the services of Crocker & Company, Ltd. on a consulting basis and may continue to do so in the future.

  DAVID P. GARDNER, 65, has been a Director of the Company since June 1993. He served as President of the University of California System from 1983 until 1992. He is President of the William and Flora Hewlett Foundation, a position he has held since January 1993. Mr. Gardner is also a director of First Security Corporation and Fluor Corporation.

  EDWIN J. GARN, 65, has been a Director of the Company since June 1993. He is Vice Chairman and a director of Huntsman Corporation, a position he has held since January 1993. He is a retired United States Senator from the State of Utah, a position he held from 1974 until 1992. Mr. Garn is a director of Franklin Covey, Dean Witter InterCapital Inc., United Space Alliance and Nuskin Asia Pacific.

  CARL F. GEUTHER, 52, has been a Director of the Company since 1987. He is Executive Vice President and Chief Financial Officer of WMC Mortgage Corporation, a mortgage banking company, a position he has held since November 1997. Previously he was Vice Chairman and Chief Financial Officer of Great Western Financial Corporation, a position he held since 1986.

  LINDA JENCKES, 50, has been a Director of the Company since June 1995. She is President of Linda Jenckes and Associates, a legislative, media and public affairs consulting firm in Washington, D.C. established in February 1995. From 1992 to 1994, Ms. Jenckes served as Senior Vice President of the Health Insurance Association of America, where she was Vice

President of Federal Affairs from 1982 to 1992 and a Federal Relations Representative from 1978 to 1981.

  LYNN G. MERRITT, 67, has been a Director of the Company since June 1995. He served as President and Chief Executive Officer of Life Office Management Association from 1970 until his retirement in May 1995.

  JAMES L. MOOREFIELD, 75, has been a Director of the Company since 1988. He served as President and Chief Executive Officer of the Health Insurance Association of America from 1980 until his retirement in 1987.

  SCOTT L. STANTON, 42, has been a Director of the Company since May 1994. He has served as Senior Vice President -- Finance and Corporate Services and Chief Financial Officer of the Company since March 1994. From 1993 to 1994, he was Senior Vice President -- Investor Relations and Taxation. He served as Vice President of Taxation for the Company from 1987 to 1993 and of JALIC from 1984 to 1993.

  LONNIE R. WRIGHT, 55, has been a Director of the Company since June 1995. He served as Executive Vice President and Chief Operating Officer of the Company from January 1997 to 1998. He was Senior Vice President of the Asset Accumulation Division of the Company from 1987 to 1997, and he was Senior Vice President of the Asset Accumulation Division of JALIC from 1984 to January 1997. Mr. Wright resigned as Executive Vice President and Chief Operating Officer on January 30, 1998, but continues to serve as a Director.


SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its Directors and officers and holders of more than 10% of the Company's Common Stock complied with all
Section 16(a) reporting requirements.


ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiaries.

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                    ANNUAL COMPENSATION                    AWARDS
                                    --------------------------------------------------  -------------
                                                                                         SECURITIES
                                                                          OTHER ANNUAL   UNDERLYING     ALL OTHER
           NAME AND                              SALARY                   COMPENSATION  OPTIONS/SARS   COMPENSATION
      PRINCIPAL POSITION              YEAR        ($)       BONUS ($)(1)       ($)           (#)          ($)(2)
---------------------------------   ---------  ----------  -------------  ------------  -------------  ------------
Glendon E. Johnson...............     1997        719,264        790,879     76,524(3)      83,835         51,964
Chairman of the Board and Chief       1996        693,925        438,661     76,524(3)      93,000         41,641
Executive Officer                     1995        667,325              0     74,124(3)     130,000         51,091

Marvin H. Assofsky (5)...........     1997        329,888        485,752        n/a         16,955         31,898
Senior Vice President, Chief          1996        319,525        139,286        n/a         18,320         16,047
Investment Officer and Director       1995        307,325              0        n/a         27,000         18,945

Mark Schoder.....................     1997        321,091        151,715        n/a         16,955         13,700
Senior Vice President, Business       1996        311,067        135,572     61,585(4)      18,320         12,262
Development and Communications        1995         94,824        100,000     14,583        100,000              0

Scott L. Stanton.................     1997        329,888        455,872        n/a         16,955         25,108
Senior Vice President, Chief          1996        326,965        139,286        n/a         18,320         10,932
Financial Officer and Director        1995        307,136              0        n/a         27,000         12,791

Lonnie R. Wright (5).............     1997        329,888        485,752        n/a         23,548         31,306
Executive Vice President, Chief       1996        319,525        212,383        n/a         18,320         13,630
Operating Officer and Director        1995        208,325              0        n/a         27,000         13,142

------------------

(1) A portion of the amounts shown in this column reflect bonuses earned in the stated year and paid in the next fiscal year.

(2) The amounts shown in this column consist of the Company's annual contributions to the John Alden Life Insurance Company Employee Savings Incentive Plan and annual allocations to the Company's Supplemental Employee Retirement Plan with respect to contributions supplemental to the Employee Savings Incentive Plan on behalf of each Named Executive Officer, which contributions were in the following respective amounts in 1997:
     Glendon E. Johnson, $4,750 and $47,214; Marvin H. Assofsky, $4,750 and $27,148; Mark Schoder, $4,750 and $8,950; Scott L. Stanton, $4,750 and $20,358; and Lonnie R. Wright, $4,750 and $26,556.

(3) Consists of personal benefits and perquisites (including $55,524 annual housing allowance).

(4) Consists of personal benefits and perquisites (including $35,416 in the form of a housing relocation allowance for 1996).

(5)  Resigned as officers of the Company on January 30, 1998.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides supplemental information relating to the Company's grants during 1997 of options to purchase Common Stock to the Named Executive Officers, including the relative size, exercise price and expiration date of each grant. Also included is information relating to the potential realizable value of each grant, assuming that the market price of the Common Stock appreciates in value from the date of grant to the expiration date of the options at each of a 5% and a 10% annualized rate.


                                               INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                          ------------------------------------------------------------      VALUE AT ASSUMED
                            NUMBER OF     PERCENT OF TOTAL                                ANNUAL RATES OF STOCK
                           SECURITIES       OPTIONS/SARS                                 PRICE APPRECIATION FOR
                           UNDERLYING        GRANTED TO      EXERCISE OR                     OPTION TERM(1)
                          OPTIONS/SARS      EMPLOYEES IN      BASE PRICE   EXPIRATION   ------------------------
        NAME               GRANTED (#)       FISCAL YEAR        ($/sh)        DATE       5% ($)(2)    10% ($)(3)
 ----------------------   ------------    --------------     -----------   -----------  ----------   -----------
 Glendon E. Johnson....     83,835             25.1%           $27.69          9/10/07    1,459,779  3,699,366
 Marvin H. Assofsky....     16,955              5.1%           $27.69          9/10/07      295,229    748,169
 Mark Schoder..........     16,955              5.1%           $27.69          9/10/07      295,229    748,169
 Scott L. Stanton......     16,955              5.1%           $27.69          9/10/07      295,229    748,169
 Lonnie R. Wright......     23,548              7.1%           $27.69          9/10/07      410,030  1,039,097

------------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. No gain to the optionees is possible without an increase in the price of the Common Stock, which will benefit all shareholders proportionately.

(2) In order to realize the potential values set forth in the 5% column, the per share market price of the Common Stock would be $45.10, or 162.9% above the base exercise price, with regard to an expiration date of September 10, 2007.

(3) In order to realize the potential values set forth in the 10% column, the per share market price of the Common Stock would be $71.81, or 259.4% above the base exercise price, with regard to an expiration date of September 10, 2007.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table shows the number and value at fiscal year-end of exercisable and unexercisable stock options granted under the Company's Long-Term Incentive Plan for each of the Named Executive Officers. While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time, the decision as to whether such value will be realized in any particular year is primarily determined by each individual Named Executive Officer's determination of when to exercise his options and not by the Company or the Compensation Committee.

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                              SHARES                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                           ACQUIRED ON                       OPTIONS/SARs AT            OPTIONS/SARs AT
                             EXERCISE       VALUE            FISCAL YEAR-END         FISCAL YEAR-END ($)(1)
       NAME                    (#)       REALIZED ($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
-------------------------  ----------    ------------  --------------------------  -------------------------
Glendon E. Johnson  . .         --            --          876,661/189,168           $6,283,810/$353,999
Marvin H. Assofsky  . .         --            --            69,461/38,168              $237,669/$70,950
Mark Schoder  . . . . .         --            --            72,774/62,501             $348,667/$209,823
Scott L. Stanton  . . .         --            --            66,730/38,168              $213,743/$70,950
Lonnie R. Wright  . . .         --            --            50,253/44,761              $105,154/$70,950

------------------

(1) Based on the difference between the closing price of the Common Stock on December 31, 1997 ($24.375) and the exercise price of the options.


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

         The following table shows performance share awards made to the Named Executive Officers in 1997 for potential payment in 2000 under the Company's Long-Term Incentive Plan, and estimated future payouts under such plan at threshold, target and maximum levels.

                                                            ESTIMATED FUTURE PAYOUTS UNDER
                                           PERFORMANCE        NON-STOCK PRICE-BASED PLANS
                            NUMBER OF        OR OTHER   --------------------------------------
                          SHARES, UNITS    PERIOD UNTIL
                             OR OTHER     MATURATION OR   THRESHOLD      TARGET       MAXIMUM
       NAME                   RIGHTS          PAYOUT    # OF SHARES   # OF SHARES  # OF SHARES
-----------------------   -----------     ------------  -----------  ------------  -----------
Glendon E. Johnson  . .     15,000         3 Years         7,500       15,000        30,000
Marvin H. Assofsky  . .      1,875         3 Years           938        1,875         3,750
Mark Schoder  . . . . .      1,875         3 Years           938        1,875         3,750
Scott L. Stanton  . . .      1,875         3 Years           938        1,875         3,750
Lonnie R. Wright  . . .      1,875         3 Years           938        1,875         3,750

         The performance share awards are grants of the Company's Common Stock that are contingent upon the achievement by the Company of certain total shareholder return goals during the performance period of 1997 to 1999. The percentage of shares of any participant's award which will vest at the end of the performance period ranges from 0% to 200% of that participant's amount based on whether and to what extent the three-year average total shareholder return target was achieved. Notwithstanding the foregoing, in the event of a change in control of the Company, the participant shall immediately receive 100% of the shares awarded. The Merger (as defined below) will constitute a change in control for purposes of the Long-Term Incentive Plan. No dividends are paid on shares underlying performance share awards prior to vesting.


PENSION PLAN TABLE

         The following table sets forth estimated annual benefits payable under the Company's Pension Plan and Supplemental Pension Plan (each as defined below) at the Social Security retirement age, based on credited years of service and final average earnings, assuming an approximate current age of 42.

                                          ATTAINED BENEFIT SERVICE YEARS
                         ------------------------------------------------------------
 FINAL AVERAGE EARNINGS      15          20           25          30           35
-----------------------  --------    ---------   ----------   ----------   ----------
    125,000 . . . .      $  35,558      $47,410  $    59,263  $    64,865  $   70,468
    150,000 . . . .         43,995       58,660       73,325       80,490      87,655
    160,000 . . . .         47,370       63,160       78,950       86,740      94,530
    200,000 . . . .         60,870       81,160      101,450      111,740     122,030
    250,000 . . . .         77,745      103,660      129,575      142,990     156,405
    500,000 . . . .        162,120      216,160      270,200      299,240     328,280
    750,000 . . . .        246,495      328,660      410,825      455,490     500,155
  1,000,000 . . . .        330,870      441,160      551,450      611,740     672,030
  1,500,000 . . . .        499,620      666,160      832,700      924,240   1,015,780
  2,000,000 . . . .        668,370      891,160    1,113,950    1,236,740   1,359,530

         The Company maintains a defined benefit pension plan (the "Pension Plan") which is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The Pension Plan provides an annual benefit at normal retirement age which equals the sum of:
(a) 1.5% of final average earnings times years of service up to 25 years; (b) 0.5% of final average earnings times years of service between 25 and 35 years; and (c) 0.75% of final average earnings in excess of the participant's average Social Security wage base for the 35 years preceding retirement, times years of service not in excess of 35 years; but the amount determined under this formula shall at least be equal to the benefit determined under the Pension Plan's benefit formula in effect prior to 1989. Final average earnings include salary, bonuses and deferred compensation, subject to an annual limitation under the Code for includable compensation, which is $160,000 for 1997.

         The Company also provides a supplemental benefit (the "Supplemental Pension Plan") to the Company's Pension Plan to the Company's Chief Executive Officer, Glendon E. Johnson, and certain officers of the Company with the title of Senior Vice President ("Senior Executives") equal to the actuarial present value at the time of payment of the excess of (a) a benefit determined under the benefit formula for the Pension Plan, applied without regard to maximum compensation and benefit limitations under the Code applicable to the Pension Plan, over (b) the applicable accrued benefit actually earned under the Pension Plan formula.

         The credited years of service for the Named Executive Officers under the Pension Plan and the Supplemental Pension Plan as of December 31, 1997, are as follows: Glendon E. Johnson, 12 years; Marvin H. Assofsky, 22 years; Scott
L. Stanton, 12 years; Lonnie R. Wright, 26 years; and Mark Schoder, 1.33 years. The covered compensation received in 1997 by the Named Executive Officers covered for purposes of the Pension Plan and the Supplemental Pension Plan was as follows: Glendon E. Johnson, $892,976; Marvin H. Assofsky, $799,061; Scott
L. Stanton, $769,173; Lonnie R. Wright, $872,158 and Mark Schoder, $456,633.

         The Supplemental Pension Plan also provides supplemental benefits to Glendon E. Johnson and other Senior Executives who are selected by the Compensation Committee in the form of an annual supplemental benefit to the Company's Employee Saving Incentive Plan (the Company's 401(k) plan, referred to herein as the "ESIP") equal to: (a) the excess of (i) 50% of the first 6% of each executive's contributions to the ESIP, plus, if declared by the Board of Directors, an additional percentage not to exceed 25% of the first 6% of such contributions to the ESIP, each determined without regard to maximum compensation and benefit limitations under the Code applicable to the ESIP, over (ii) the amount of matching contributions by the Company actually contributed to the ESIP for such executive's account, plus (b) an accumulation credit of 8%, or such other rate as declared from time to time by the Compensation Committee, applied to such executive's benefit accrual at the end of the prior calendar year (if applicable).


         In addition, the Company maintains a supplemental executive retirement plan for the purpose of supplementing the retirement income of Glendon E. Johnson. The plan provides an annual retirement benefit equal to $10,000 per annum multiplied by the number of years of service prior to December 1, 1989, plus $15,000 per annum times the number of years of service after December 1, 1989 in the form of a life annuity or, if Mr. Johnson is married, a 100% joint and survivor annuity. Benefits are paid upon the termination of Mr. Johnson's employment agreement with the Company. As of December 31, 1997, the projected annual benefit amount under this plan is $185,000. Benefits under this plan are not included in the Pension Plan Table.


COMPENSATION OF DIRECTORS

         Directors of the Company who are also employed by the Company or one of its subsidiaries receive no compensation for serving on the Board but are reimbursed for expenses actually incurred for each Board meeting they attend. Directors of the Company who are not employees of the Company each receive an annual fee of $25,000 for serving as a Director of the Company as well as $1,000 (or $1,500 if a committee chairperson attending a committee meeting) for each Board and committee meeting attended in person rather than by telephone. Nonemployee directors receive $1,000 (or $1,500 if a committee chairperson participating in a committee meeting) for participating in a telephonic Board or committee meeting lasting thirty minutes or more, and $500 (or $750 if a committee chairperson) for participating in a telephonic meeting lasting less than thirty minutes.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Glendon E. Johnson has extended his employment agreement with the Company for three years. It is scheduled to expire on November 5, 2000. The agreement provides for, among other things, an initial annual base salary of $719,264, which is reviewed at least annually, but may not be decreased. Mr. Johnson may also receive annual cash bonuses based upon the comparison of the actual performance of the Company to projected performance levels. In the event of Mr. Johnson's death or disability prior to termination of the agreement, or in the event the agreement is terminated without cause by the Company or with cause by Mr. Johnson, Mr. Johnson will receive a payment equal to two times his annual compensation. Upon a change in control (as defined in the employment agreement) or sale of all of the assets of the Company, Mr.
Johnson will have the option to terminate the agreement and receive a cash payment equal to three times his annual compensation, plus a tax gross-up amount sufficient to cover any excise or similar taxes pursuant to Section 280G of the Code and the Company shall (i) pay Mr. Johnson a lump sum pro rata bonus, (ii) provide Mr. Johnson with continued welfare benefits for 3 years
(or such longer period provided by the applicable program), and (iii) pay Mr. Johnson a lump sum retirement benefit equal to the excess of the actuarial equivalent of the benefits he would have accrued under the Company retirement plans had he remained employed through the employment period and the actuarial equivalent of the actual benefits accrued. The Merger will constitute a change in control for purposes of the agreement. In addition, in order to preserve the deductibility of certain amounts by the Company, under Section 162(m) of the Code, the $1 million executive compensation deduction limit, Mr. Johnson has entered into a deferred compensation agreement with the Company pursuant to which amounts payable to Mr.

Johnson under the Company's incentive compensation plans will be deferred for payment in future years, subject to acceleration of payment in certain events, including a change in control (as defined in the Company's Long-Term Incentive
Plan).

         In addition to Mr. Johnson, certain officers of the Company (including the Named Executive Officers) have entered into change of control employment agreements with the Company (the "Change of Control Employment Agreements"). The Change of Control Employment Agreements generally provide that during the three-year "employment period" following the consummation of the Merger (a "Change in Control"), the executive will receive (i) an annual base salary at least equal to 12 times the highest monthly base salary paid to the executive during the prior twelve-month period (the "Annual Base Salary"), and (ii) for each fiscal year ending during the employment period, an annual bonus at least equal to the executive's target short-term bonus under the Company's Short-Term Incentive Compensation Plan for 1997 (the "1997 Bonus") or, if higher, the executive's greatest target annual bonus in any subsequent year prior to the Change in Control. Upon a termination of an executive's employment by the Company (other than for "Cause" or disability) or by an executive for "Good Reason" (including termination for any reason during the 30-day period immediately following the first anniversary of the Change in Control), the Company shall (i) pay the executive a lump sum pro rata bonus, (ii) pay the executive a lump sum equal to three times the sum of (A) the Annual Base Salary and (B) the greater of the officer's 1997 target bonus and the bonus earned with respect to any fiscal year that begins both subsequent to 1997 and within 3 years prior to the date of termination, (iii) provide the executive with continued welfare benefits for 3 years (or such longer period provided by the applicable program), and (iv) pay the executive a lump sum retirement benefit equal to the excess of the actuarial equivalent of the benefits the executive would have accrued under the Company retirement plans had he or she remained employed through the employment period and the actuarial equivalent of the actual benefits accrued.

         The Change of Control Agreements provide for a gross-up payment to be made to the executive, if necessary, to eliminate the effects of the imposition of the excise tax under Section 4999 of the Code on payments made to the executive and the imposition of income taxes on such gross-up payment.

        The employment of Messrs. Assofsky and Wright and one other executive officer of the Company was terminated on January 31, 1998. Upon such termination, Messrs. Assofsky and Wright and such other executive officer received severance payments. These payments will be offset against the amounts, if any, which Messrs. Assofsky and Wright and such other executive officer might receive pursuant to the change in control provisions in their Change in Control Employment Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are David P. Gardner, Edwin J. Garn, Carl F. Geuther, Lynn G. Merritt and James L. Moorefield, each of whom is a nonemployee Director. Linda Jenckes, a nonemployee Director, served on the Compensation Committee from January 1, 1997 until September 3, 1997, at which time she resigned from such committee.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, to the knowledge of the Company, the number of shares of Common Stock and the percentage of the outstanding shares of Common Stock beneficially owned as of March 16, 1998 by (i) each Director,
(ii) each executive officer whose name appears in the Summary Compensation Table and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table. As of March 16, 1998, the Company had 24,526,104 shares of Common Stock issued and outstanding.

                                                                  AMOUNT AND
                                                                   NATURE OF
                                                                  BENEFICIAL      PERCENT
                                                                 OWNERSHIP(1)    OF CLASS(2)
                                                                -------------    -----------

 Glendon E. Johnson(4) . . . . . . . . . . . . . . . . . . .       961,661(3)         3.8%
 Marvin H. Assofsky(4) . . . . . . . . . . . . . . . . . . .       197,553             *
 Norman E. Crocker(4)  . . . . . . . . . . . . . . . . . . .         6,820             *
 David P. Gardner(4) . . . . . . . . . . . . . . . . . . . .         9,820             *
 Edwin J. Garn(4)  . . . . . . . . . . . . . . . . . . . . .         9,820             *
 Carl F. Geuther(4)  . . . . . . . . . . . . . . . . . . . .        12,853             *
 Linda Jenckes(4)  . . . . . . . . . . . . . . . . . . . . .         5,820             *
 Lynn G. Merritt(4)  . . . . . . . . . . . . . . . . . . . .         5,820             *
 James L. Moorefield(4)  . . . . . . . . . . . . . . . . . .        11,020             *
 Mark Schoder  . . . . . . . . . . . . . . . . . . . . . . .        72,774             *
 Scott L. Stanton(4) . . . . . . . . . . . . . . . . . . . .       136,505             *
 Lonnie R. Wright(4) . . . . . . . . . . . . . . . . . . . .        94,340             *
 All Directors and executive officers as a group
 (13 persons)  . . . . . . . . . . . . . . . . . . . . . . .     1,595,096(3)         6.2%

------------------

 *  Represents holdings of less than one percent.

(1) Includes shares subject to options that are currently vested and exercisable, as follows: Glendon E. Johnson, 876,661; Marvin H. Assofsky, 69,461; Norman E. Crocker, 5,820; David P. Gardner, 9,820; Edwin J. Garn, 9,820; Carl F. Geuther, 10,820; Linda Jenckes, 5,820; Lynn G. Merritt, 5,820; James L. Moorefield, 10,820; Scott L. Stanton, 66,730; Mark Schoder, 72,774; and Lonnie Wright, 50,253.

(2) Percent of class is calculated by assuming, for purposes of both the number of shares held by such beneficial owner and the number of shares issued and outstanding, that all options to purchase Common Stock held by such beneficial owner (and no others) had been exercised.

(3) Includes 85,000 shares owned by Glendon E. Johnson, Jr., the son of Glendon E. Johnson. Glendon E. Johnson disclaims beneficial ownership of all such shares, as to which Glendon E. Johnson, Jr. has sole voting and investment power.

(4)  Director

         To the best of the Company's knowledge, the only beneficial owners of more than 5% of the outstanding shares of Common Stock of the Company as of December 31, 1997 are set forth below. This table is based on information provided in Schedule 13Gs filed with the Securities and Exchange Commission by each of the parties listed below.

     NAME AND ADDRESS               NUMBER OF SHARES        PERCENT
   OF BENEFICIAL OWNER              BENEFICIALLY OWNED      OF CLASS
-------------------------------     ------------------      --------

Heartland Advisors, Inc . . . .          2,483,000(1)         9.7%
790 North Milwaukee Street
Milwaukee, Wisconsin 53202

Legg Mason, Inc . . . . . . . .          1,807,495(2)         7.1%
111 South Calvert Street
Baltimore, Maryland 21202

Sound Shore Management, Inc . .          2,514,200(3)         9.8%
8 Sound Shore Drive
Greenwich, Connecticut 06836

------------------

(1) Heartland Advisors, Inc. reports in its Schedule 13G that it has sole voting power with respect to 2,332,900 shares and sole dispositive power with respect to 2,483,000 shares. Heartland Advisors, Inc. reports that the shares of Common Stock to which its Schedule 13G relates are held in investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. Heartland Advisors, Inc. further reports that no such account is known to have such an interest relating to more than 5% of the class.

(2) Legg Mason, Inc. reports in its Schedule 13G that it has sole voting power with respect to 1,776,400 shares and sole dispositive power with respect to 1,807,495 shares. Legg Mason, Inc. reports that such shares are held by Legg Mason Total Return Trust, Inc. and Legg Mason Special Investment Trust, Inc., with Legg Mason Fund Adviser, Inc. having power to dispose thereof. The remainder are held by various clients of Legg Mason Capital Management, Inc. and Legg Mason Wood Walker, Inc. which have power to dispose thereof.

(3) Sound Shore Management, Inc. reports in its Schedule 13G that it has sole voting power with respect to 2,342,700 shares and sole dispositive power with respect to 2,514,200 shares.


CHANGE OF CONTROL

         On March 9, 1998, the Company, Fortis, Inc., a corporation organized and existing under the laws of the State of Nevada ("Fortis"), and JAFCO Acquisition Corp., a corporation organized and existing under the laws of the State of Delaware and a wholly owned subsidiary of Fortis ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"). The Board of Directors approved the Merger at its meeting held on March 8, 1998.

         Upon consummation of the Merger and in accordance with the terms of the Merger Agreement, each share of Common Stock, issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time"), excluding shares with respect to which statutory appraisal rights have been perfected, will be converted into the right to receive $22.50 in cash from Fortis, and each share of 9% Cumulative Preferred Stock, par value $.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will be redeemed for cash at the Effective Time in accordance with the terms thereof.

         In addition, at the Effective Time, (i) each option or other right to acquire shares of Common Stock pursuant to stock options, stock appreciation rights, restricted stock awards or performance share awards granted by the Company and outstanding at the Effective Time, whether or not then exercisable or vested (collectively, the "John Alden Options"), will become fully exercisable and vested, (ii) each such John Alden Option will be canceled and
(iii) in consideration of such cancellation, Fortis will pay to each such holder of John Alden Options an amount in cash equal to the product of (1) the difference (if positive) between $22.50 and the exercise price per share under the respective John Alden Option, if any, and (2) the number of shares of Common Stock subject thereto.

         Consummation of the Merger is subject to various conditions, including: (i) approval of the Merger Agreement and the Merger by the shareholders of the Company; (ii) receipt of requisite regulatory approvals and expiration or termination of all waiting periods required by law; (iii) no law or order having been enacted or issued or any other action taken by a governmental authority which prohibits, restricts or makes illegal consummation of the transactions contemplated by the Merger Agreement; (iv) no distribution date having occurred under John Alden's shareholder rights plan, and the rights thereunder not having become non-redeemable or exercisable upon consummation of the Merger; (v) the exchange agent for the Merger having delivered to the Company a certificate, dated as of the Effective Time, to the effect that Fortis has deposited sufficient funds to pay the aggregate cash payments required to be paid to holders of Common Stock in the Merger; and (vi) satisfaction of certain other conditions.

         Further, the Merger Agreement may be terminated prior to consummation of the Merger, whether before or after approval thereof by the Company's shareholders (except in the case of clause (iv) below), under certain circumstances, including, among others and subject to certain limitations: (i) by mutual consent of the Company and Fortis; (ii) by either the Company or Fortis if the Merger is not consummated by September 30, 1998 (subject to being extended for up to an additional three months by either party if all conditions to consummation of the Merger other than the receipt of requisite regulatory approvals have been satisfied or waived prior to such date); (iii) by either the Company or Fortis if any order permanently enjoining or prohibiting consummation of the Merger has become final and non-appealable; (iv) by the Company if the Board of Directors authorizes the Company to enter into an agreement with respect to an unsolicited competing acquisition proposal that is more favorable than that contemplated by the Merger Agreement (a "Superior Proposal") (the Company being permitted under the Merger Agreement to provide information on a confidential basis and negotiate with respect to and to recommend to the Company's shareholders such a Superior Proposal if the Board of Directors determines in good faith that such actions are required to comply with the directors' fiduciary duties), provided that the Company's shareholders have not theretofore approved the Merger Agreement and the Merger; (v) by the Company or Fortis if the Company's shareholders do not approve the Merger Agreement and the Merger at the meeting convened therefor; and (vi) by Fortis if the Company enters into a binding agreement with respect to a Superior Proposal.

         The Merger Agreement and the Merger will be submitted for approval at a meeting of the shareholders of the Company. Prior to such meeting, the Company will mail to its shareholders a proxy statement with respect to such shareholder meeting.

         In connection with the Merger Agreement, the Company and Fortis entered into a Stock Option Agreement, dated as of March 9, 1998 (the "Stock Option Agreement'), pursuant to which the Company granted to Fortis an irrevocable option to purchase, under certain circumstances, up to 4,880,108 shares of Common Stock at a price, subject to certain adjustments, of $22.50 per share (the "Fortis Option"). The Fortis Option, if exercised, would equal, before giving effect to the exercise of the Fortis Option, 19.9% of the total number of shares of Common Stock currently outstanding. The Fortis Option was granted by the Company as a condition and inducement to Fortis' willingness to enter into the Merger Agreement. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the Fortis Option and all of the shares acquired pursuant to the exercise of the Fortis Option.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employee Mortgage Program

         Under a program previously available to all of the Company's full-time employees generally with at least one year of continuous service, certain employees have obtained mortgage loans from the Company on favorable terms (the "Employee Mortgage Program"). The Employee Mortgage Program provided mortgage financing for the purchase or refinancing of an employee's primary residence at a fixed interest rate equivalent to the then prevailing market rates in the greater Miami metropolitan area. The Company charged each employee out-of-pocket origination expenses, but no origination fees or points. All mortgage payments under the Employee Mortgage Program were deducted directly from the employee's paycheck.

         All loans pursuant to the Employee Mortgage Program were assumed by an unaffiliated third party as of March 31, 1997 and as of that date, mortgage payments were no longer deducted directly from the employee's paycheck.

         The following table sets forth certain information with respect to loans outstanding for the Company's Named Executive Officers that were assumed by a third party:

                                       AMOUNT OUTSTANDING
                           ORIGINAL      AS OF MAR. 31,     ANNUAL INTEREST RATE
     MORTGAGOR           LOAN AMOUNT          1997          AS OF MAR. 31, 1997
----------------------   -----------   ------------------   --------------------
Glendon E. Johnson....     $765,000         $756,192               7.90%
Lonnie R. Wright......     $380,000         $373,235               8.75%


OTHER
         Glendon E. Johnson, Jr., the son of Glendon E. Johnson, was Of Counsel in the law firm of Lee & Smith P.C. during 1997. The Company paid fees of $850,000 to Lee & Smith P.C. in 1997.

         Norman E. Crocker, a director of the Company, is the President of Crocker & Company, Ltd., an actuarial consulting firm. The Company paid consulting fees of $351,733 to Crocker & Co., Ltd. in 1997.

         Linda Jenckes, a director of the Company, is the President of Linda Jenckes and Associates, a consulting firm. The Company paid consulting fees of $72,795 to Linda Jenckes and Associates in 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 30 day of April 1998.

                        JOHN ALDEN FINANCIAL CORPORATION

                        By:     /s/ SCOTT L. STANTON
                               -------------------------------------------------
                               Scott L. Stanton
                               Senior Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on April 30, 1998.

 SIGNATURE                             TITLE
 By: /s/ GLENDON E. JOHNSON            President, Chairman of the Board and Chief Executive
     -----------------------------     Officer (Principal Executive Officer)
         Glendon E. Johnson

 By: /s/ SCOTT L. STANTON              Director, Senior Vice President and Chief Financial
     -----------------------------     Officer (Principal Financial Officer and Principal
         Scott L. Stanton              Accounting Officer)

 By: /s/ MARVIN H. ASSOFSKY            Director
     -----------------------------
         Marvin H. Assofsky

 By: /s/ NORMAN E. CROCKER             Director
     -----------------------------
         Norman E. Crocker

 By:                                   Director
     -----------------------------
         David P. Gardner

 By: /s/ EDWIN J. GARN                 Director
     -----------------------------
         Edwin J. Garn

 By: /s/ CARL F. GEUTHER               Director
     -----------------------------
         Carl F. Geuther

 By: /s/ LINDA JENCKES                 Director
     -----------------------------
         Linda Jenckes

 By: /s/ LYNN G. MERRITT               Director
     -----------------------------
         Lynn G. Merritt

 By: /s/ JAMES L. MOOREFIELD           Director
     -----------------------------
         James L. Moorefield

 By:                                   Director
     -----------------------------
         Lonnie R. Wright
