Form 10-Q
period 1998-03-31
ALDEN JOHN FINANCIAL CORP
filed 1998-05-14
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q





           QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998




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

  As of May 11, 1998, 24,538,604 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1998

                                     Index

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements as of March 31, 1998
             (unaudited) and December 31, 1997, and for the three months
             ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)  . . . . . . . . . . . . .     1

             Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . .     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

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

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                                                                   MARCH 31,
                                                                                                     1998         DECEMBER 31,
                                    ASSETS                                                        (UNAUDITED)         1997
                                                                                                 ------------    -------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $44,318 and $46,464).................  $     42,446    $      44,780
   Available-for-sale securities, at market (cost $486,422 and $518,018).......................       519,523          550,585
   Trading account securities, at market (cost $3,409 and $3,411)..............................         3,502            3,504
Equity securities, at market (cost $8).........................................................            26               23
Mortgage loans.................................................................................       146,460          145,770
Investment in real estate, at cost, less accumulated depreciation of $4,038 and $3,621.........        40,452           40,354
Real estate owned..............................................................................         3,021            3,021
Policy loans and other notes receivable........................................................        23,120           32,091
Short-term investments.........................................................................        22,787          196,218
                                                                                                 -------------   --------------
     Total invested assets.....................................................................       801,337        1,016,346
Cash and cash equivalents......................................................................       226,788           31,663
Accrued investment income......................................................................        10,592           15,525
Reinsurance receivables........................................................................       163,687          169,588
Other assets...................................................................................       242,444          246,810
                                                                                                 -------------   --------------
       Total assets............................................................................  $  1,444,848    $   1,479,932
                                                                                                 =============   ==============


       LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities..................................................................  $     737,631   $      768,505
  Short-term debt..............................................................................         76,500           41,500
  Long-term debt...............................................................................              -           35,000
  Other liabilities............................................................................        132,394          147,693
  Deferred gain on sale of discontinued operations.............................................         19,498           21,038
                                                                                                 --------------  ---------------
       Total liabilities......................................................................         966,023        1,013,736
                                                                                                 --------------  ---------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $623 and $286; $104.15 and $101.91 per share.........................         15,623           15,286
                                                                                                 --------------  ---------------
       Total redeemable securities............................................................          15,623           15,286
                                                                                                 --------------  ---------------
Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares authorized;
      25,974,273 and 25,953,525 shares issued;  24,538,604 and
      24,655,856 shares outstanding............................................................            260              259
    Paid-in capital............................................................................        187,783          187,422
    Retained earnings..........................................................................        291,545          276,552
    Accumulated other comprehensive income:
       Net unrealized gain on investments, net of income taxes...............................           17,731           17,706
    Unearned compensation......................................................................           (286)            (357)
    Treasury stock, at cost; 1,435,669 and 1,297,669 shares....................................        (33,831)         (30,672)
                                                                                                 --------------  ---------------
       Total stockholders' equity............................................................          463,202          450,910
                                                                                                 --------------  ---------------
       Total liabilities, redeemable securities and stockholders' equity.....................  $     1,444,848   $    1,479,932
                                                                                                 ==============  ===============




          See Notes to Condensed Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                (Dollars in thousands, except per share data)


                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                      ------------------------------
                                                                                                           1998             1997
                                                                                                      -------------  ---------------
Revenues:
    Gross insurance premiums and contract charges earned............................................  $    322,169   $      445,108
    Ceded insurance premiums and contract charges earned............................................      (113,769)        (173,488)
                                                                                                      -------------  ---------------
         Net insurance premiums and contract charges earned.........................................       208,400          271,620
    Net investment income...........................................................................        18,782           11,454
    Other income, including experience refunds and expense allowances
       on reinsurance ceded.........................................................................        22,528           26,611
    Net realized investment gains  .................................................................         2,335            2,802
                                                                                                      -------------  ---------------
         Total revenues.............................................................................       252,045          312,487
                                                                                                      -------------  ---------------
Benefits and expenses:
    Gross claims incurred on insurance products.....................................................       227,332          288,247
    Ceded claims incurred on insurance products.....................................................       (74,453)        (126,401)
                                                                                                      -------------  ---------------
         Net claims incurred on insurance products..................................................       152,879          161,846
    Universal life and investment-type contract benefits............................................         4,622            4,683
    (Decrease) increase in life insurance reserves..................................................        (3,850)          34,784
                                                                                                      -------------  ---------------
         Total benefits.............................................................................       153,651          201,313
                                                                                                      -------------  ---------------
    Commissions, net of commissions ceded ..........................................................        14,198           16,288
    General expenses, net of expenses ceded ........................................................        53,517           79,382
    Amortization of purchased intangibles...........................................................           998            1,115
    Amortization of deferred policy acquisition costs...............................................         3,369            3,812
    Interest expense................................................................................         1,143            1,585
                                                                                                      -------------  ---------------
           Total benefits and expenses..............................................................       226,876          303,495
                                                                                                      -------------  ---------------
Income from continuing operations before provision for income taxes and
            minority interest in joint venture's loss (income)......................................        25,169            8,992
Provision for income taxes..........................................................................         9,054            3,904
Minority interest in joint venture's loss (income)..................................................           621             (385)
                                                                                                      -------------  ---------------
Net income from continuing operations...............................................................        16,736            4,703
Net income from discontinued operations:
   Income from Annuity Operations and Western Diversified Group (net of income
       taxes of $-- and $3,541).....................................................................             -            5,693
   Gain on disposal of Annuity Operations and Western Diversified Group (net of
       income taxes of $830 and $--)................................................................         1,541                -
                                                                                                      -------------  ---------------
Net income..........................................................................................  $     18,277   $       10,396
                                                                                                      =============  ===============
Net income applicable to common stock...............................................................  $     17,939   $       10,058
                                                                                                      =============  ===============

Comprehensive income................................................................................  $     18,302   $      (11,014)
                                                                                                      =============  ===============

Net income per common share (see Note 3):
      Net income from continuing operations.........................................................  $       0.67   $         0.17
      Net income from discontinued operations.......................................................          0.06             0.22
                                                                                                      -------------  ---------------
      Net income....................................................................................  $       0.73   $         0.39
                                                                                                      =============  ===============
Net income per common share - assuming dilution (see Note 3):
      Net income from continuing operations.........................................................  $       0.66   $         0.17
      Net income from discontinued operations.......................................................          0.06             0.22
                                                                                                      -------------  ---------------
      Net income....................................................................................  $       0.72   $         0.39
                                                                                                      =============  ===============




          See Notes to Condensed Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                           (Dollars in thousands)



                                                                                                       THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                               ---------------------------------
                                                                                                    1998               1997
                                                                                               ---------------   ---------------

Number of shares outstanding...............................................................        24,538,604        24,669,308
                                                                                               ===============   ===============

Common stock, beginning of period..........................................................    $          259    $          250
   Stock option exercises..................................................................                 1                --
                                                                                               ---------------   ---------------
Common stock, end of period................................................................    $          260    $          250
                                                                                               ===============   ===============

Paid-in capital, beginning of period.......................................................    $      187,422    $      181,863
   Stock option exercises..................................................................               361                --
   Transfer from redeemable common stock...................................................                --                 1
                                                                                               ---------------   ---------------
Paid-in capital, end of period.............................................................    $      187,783    $      181,864
                                                                                               ===============   ===============

Retained earnings, beginning of period.....................................................    $      276,552    $      268,109
   Net income..............................................................................            18,277            10,396
   Dividends on cumulative preferred stock ($2.25 per share)...............................              (338)             (338)
   Dividends on common stock ($0.12 per share).............................................            (2,946)           (3,039)
                                                                                               ---------------   ---------------
Retained earnings, end of period...........................................................    $      291,545    $      275,128
                                                                                               ===============   ===============

Accumulated other comprehensive income:
     Net unrealized gain on investments,  net of income taxes,
       beginning of period.................................................................    $       17,706    $       26,977
        Change in net unrealized gain (loss) on investments, net of income taxes ..........                25           (21,410)
                                                                                               ---------------   ---------------
     Net unrealized gain on investments, net of income taxes, end of period................    $       17,731    $        5,567
                                                                                               ===============   ===============

Redemption value of common stock in excess of cost,
   beginning of period.....................................................................    $           --    $       (2,669)
   Adjustment of put holder shares to market value.........................................                --                (2)
   Change in redemption value of common stock  in excess of cost...........................                --               286
                                                                                               ---------------   ---------------
Redemption value of common stock in excess of cost, end of period..........................    $           --    $       (2,385)
                                                                                               ===============   ===============

Unearned compensation, beginning of period.................................................    $         (357)   $         (643)
   Compensation expense recognized.........................................................                71                72
                                                                                               ---------------   ---------------
Unearned compensation, end of period.......................................................    $         (286)   $         (571)
                                                                                               ===============   ===============

Treasury stock, beginning of period........................................................    $      (30,672)   $       (8,676)
   Treasury stock purchase.................................................................            (3,159)               --
                                                                                               ---------------   ---------------
Treasury stock, end of period..............................................................    $      (33,831)   $       (8,676)
                                                                                               ===============   ===============

Stockholders' equity, beginning of period..................................................    $      450,910    $      465,211
   Net income..............................................................................            18,277            10,396
   Change in accumulated other comprehensive income:
        Change in net unrealized gain (loss) on investments, net of income taxes...........                25           (21,410)
   Dividends on cumulative preferred stock ($2.25 per share)...............................              (338)             (338)
   Dividends on common stock ($0.12 per share).............................................            (2,946)           (3,039)
   Change in redemption value of common stock in excess of cost............................                --               286
   Stock option exercises..................................................................               362                --
   Compensation expense recognized.........................................................                71                72
   Adjustment of put holder shares to market value.........................................                --                (2)
   Treasury stock purchase.................................................................            (3,159)               --
   Transfer from redeemable common stock...................................................                --                 1
                                                                                               ---------------   ---------------
Stockholders' equity, end of period........................................................    $      463,202    $      451,177
                                                                                               ===============   ===============



          See Notes to Condensed Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)




                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -----------------------------
                                                                                             1998            1997
                                                                                         -------------     -----------

Net cash (used in) provided by operating activities.....................................    $ (15,508)      $ 100,144
                                                                                         -------------     -----------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale..........................................................       30,531         100,396
            Real estate owned...........................................................          165           1,564
      Maturities, calls  and scheduled loan payments:
            Held-to-maturity............................................................        2,360             248
            Available-for-sale..........................................................        2,213          71,055
            Mortgage loans and other notes receivable...................................       25,025          89,964
       Investments purchased:
            Available-for-sale..........................................................          (24)        (16,782)
            Mortgage loans and other notes receivable...................................      (15,054)        (54,553)
            Investment in real estate...................................................         (526)            (76)
     Inflows from net sales and purchases of short-term investments ....................      173,425           3,043
     Sale of Annuity Operations.........................................................           --        (177,616)
     Sale of Western Diversified Group .................................................          579         (19,710)
     Purchases of property and equipment................................................         (541)         (1,042)
                                                                                         -------------     -----------
   Net cash provided by (used in) investing activities..................................      218,153          (3,509)
                                                                                         -------------     -----------
Cash flows from financing activities:
     Receipts from universal life and investment-type contracts.........................        4,390          69,587
     Payments on universal life and investment-type contracts...........................       (6,102)       (166,854)
     Purchase of  treasury stock, net...................................................       (3,159)             --
     Payment of dividends...............................................................       (2,960)         (3,040)
     Stock option exercises.............................................................          311              --
     Payments made under reinsurance agreement..........................................           --          (2,080)
                                                                                         -------------     -----------
   Net cash used in financing activities................................................       (7,520)       (102,387)
                                                                                         -------------     -----------
Net increase (decrease) in cash and cash equivalents....................................      195,125          (5,752)
Cash and cash equivalents, beginning of period .........................................       31,663         167,511
                                                                                         -------------     -----------
Cash and cash equivalents, end of period ...............................................    $ 226,788       $ 161,759
                                                                                         =============     ===========








          See Notes to Condensed Consolidated Financial Statements.

              JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

NOTE 2 -- ANTICIPATED SALE OF THE COMPANY

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis, Inc. ("Fortis"), a wholly-owned subsidiary of Fortis Amev, Netherlands, and Fortis AG, Belgium, as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option, at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $20.0 million and an additional amount up to $2.5 million for expenses. If the anticipated sale of the Company is consummated, the Company may be required to make payments to certain officers under change in control employment agreements costing the Company approximately $21.6 million after-tax. In addition, the Company may be required to make payments to certain former officers totaling approximately $5.1 million, of which approximately $1.6 million has previously been paid as severance benefits to such former officers. Further, all non-vested common stock options and restricted performance award shares currently outstanding would become fully vested.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)



NOTE 3 -- EARNINGS PER SHARE

         Net income per common share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        1998               1997
                                                                     ----------          --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 18,277           $ 10,396
Dividends on redeemable preferred stock . . . . . . . . . . .             (338)              (338)
                                                                      --------           --------
Net income applicable to common stock . . . . . . . . . . . .         $ 17,939           $ 10,058
                                                                      ========           ========

Average common shares outstanding . . . . . . . . . . . . . .           24,532             25,336
Potentially dilutive securities . . . . . . . . . . . . . . .              283                165
                                                                      --------           --------
Average common and potentially dilutive shares outstanding  .           24,815             25,501
                                                                      ========           ========

NOTE 4 -- ACCOUNTING CHANGES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There was no effect on the Company's results of operations or financial position upon adoption of this statement. Disclosures required by SFAS 130 are included in the accompanying condensed financial statements.

NOTE 5 -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and is not required to be adopted in interim financial reports during the first year of adoption. Adoption of this statement is not expected to have a material impact on the Company.

NOTE 6 -- INDEBTEDNESS

         As of March 31, 1998, the Company was not in compliance with certain financial covenants under its credit agreement. The Company intends to prepay the full amount of indebtedness outstanding under the credit agreement during May 1998. As a result, the total outstanding indebtedness included in the accompanying condensed consolidated balance sheet as of March 31, 1998 of $76.5 million is classified as short-term debt.

NOTE 7 -- DISCONTINUED OPERATIONS

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



transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of March 31, 1998, approximately 72% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

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

         As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million on March 31, 1997. This amount was net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. The Company has recognized approximately $25.5 million of the net deferred gain in income as a result of the assumption of policy reserves by SunAmerica including approximately $1.5 million during the three months ended March 31, 1998. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

         In addition to the $238.2 million purchase price for the Annuity Operations, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million, as reflected in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 1997.

         The results of operations relating to the Annuity Operations and the Western Diversified Group for the three months ended March 31, 1997 are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Total revenues for the discontinued operations for the three months ended March 31, 1997 were $102.9 million for the Annuity Operations and $17.0 million for the Western Diversified Group.

         Included in other assets at March 31, 1998 and December 31, 1997 in the accompanying consolidated balance sheets were investment contract deposits recoverable on the JALIC coinsurance of $1.3 billion and $1.4 billion, respectively, net of a similar amount of contract holder liabilities related to the discontinued operations.

NOTE 8 -- LEGAL PROCEEDINGS

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. During March 1998, the Company and certain of its officers and directors were named as defendants in putative class actions alleging that the Company is not being sold for the highest price possible. With respect to these actions, the Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuits. While it is not possible to determine the ultimate disposition of any of these proceedings, the Company believes that the ultimate dispositions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

ANTICIPATED SALE OF COMPANY

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis, Inc. ("Fortis"), a wholly-owned subsidiary of Fortis Amev, Netherlands, and Fortis AG, Belgium, as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option, at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $20.0 million and an additional amount up to $2.5 million for expenses. See Note 2 to the Company's Condensed Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

SALE OF ANNUITY OPERATIONS AND WESTERN DIVERSIFIED GROUP

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of John Alden Life Insurance Company ("JALIC"). This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of March 31, 1998, approximately 72% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed.
The majority of the remaining policies are expected to be assumed by December 31, 1998.

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

         As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million on March 31, 1997. This amount was net of estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions. The Company has recognized approximately $25.5 million of the net deferred gain in income as a result of the assumption of policy reserves by SunAmerica including approximately $1.5 million during the three months ended March 31, 1998. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

         The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. During December 1997 and January 1998, the Company repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $25.9 million. The Company intends to use a portion of the remaining excess capital to prepay the remaining outstanding indebtedness under its credit agreement of $75.0 million. In the event that the sale of the Company does not occur, the remaining excess capital may also be used to repurchase common stock, pay dividends, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses.


                             RESULTS OF OPERATIONS

RESULTS SUMMARY

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------------
                                                                                  1998                 1997
                                                                      ---------------------   ----------------------
                                                                      (In millions, except share and per share data)

 Operating income (1):
   Continuing operations . . . . . . . . . . . . . . . . . . . . .               $14.9                 $2.5
   Discontinued operations . . . . . . . . . . . . . . . . . . . .                 -                    8.0
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14.9                 10.5
 Net income:
   Continuing operations . . . . . . . . . . . . . . . . . . . . .                16.7                  4.7
   Discontinued operations (2) . . . . . . . . . . . . . . . . . .                 1.5                  5.7
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .                18.2                 10.4
 Net income applicable to common stock . . . . . . . . . . . . . .                17.9                 10.1
 Operating income per common share (1):
   Continuing operations . . . . . . . . . . . . . . . . . . . . .                0.61                 0.10
   Discontinued operations . . . . . . . . . . . . . . . . . . . .                -                    0.31
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0.61                 0.41
 Net income per common share . . . . . . . . . . . . . . . . . . .                0.73                 0.39
 Average common shares outstanding (000's) . . . . . . . . . . . .              24,532               25,336
 Average common and potentially dilutive shares outstanding (000's)             24,815               25,501

-------------------------
(1) Applicable to common stock, excluding net realized investment gains (losses) and after preferred stock dividends.

(2) Net income from discontinued operations for the three months ended March 31, 1998 includes $1.5 million of recognition of the net deferred gain on the sale of the discontinued operations.

         Operating income from continuing operations increased to $14.9 million, or $0.61 per common share, for the three months ended March 31, 1998 from $2.5 million, or $0.10 per common share, for the three months ended March 31, 1997. The increase in operating income was primarily attributable to $23.0 million of pre-tax severance and related charges, or $0.59 per common share, resulting from the Company's restructuring of its operations during the three months ended March 31, 1997 in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. During the three months ended March 31, 1998, the Company recorded a pre-tax charge of $3.0 million, or $0.08 per common share, relating to charges attributable to discontinued product lines in the Company's stop-loss reinsurance product line. Excluding these charges, operating income decreased to $16.9 million, or $0.69 per common share, for the three months ended March 31, 1998 from $17.5 million, or $0.69 per common share, for the three months ended March 31, 1997. As a result of the share repurchase program described above, the average common shares outstanding have decreased from 25,336,000 to 24,532,000 during these periods. Included in the operating results for the three months ended March 31, 1998 was a pre-tax benefit of $11.0 million, or $0.28 per common share, relating to favorable development of claims experience relating to periods prior to 1998. Excluding the favorable development of claims experience and the charges discussed above, the operating results of the Company's group product decreased primarily due to a drop in gross earned premiums to $217.6 million for the three months ended March 31, 1998 from $324.3 million for the three months ended March 31, 1997.

STATEMENT OF INCOME DATA

         The Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations. The Company's continuing operations primarily consist of its group health business, stop-loss reinsurance business and joint venture Health Maintenance Organization ("HMO").

         The following tables recast the accompanying Condensed Consolidated Statements of Income for continuing operations for the three months ended March 31, 1998 and 1997 as a percent of net insurance premiums and contract charges earned ("net premiums"), and provide other relevant information:

                                                                                               POINT CHANGE
                                                               THREE MONTHS ENDED MARCH 31,      POSITIVE
                                                             ------------------------------     (NEGATIVE)
                                                                  1998          1997 (1)          EFFECT
                                                             ------------    --------------    ------------
Revenues:
   Gross insurance premiums and contract charges earned .        154.6%         173.6%             (19.0)%
   Ceded insurance premiums and contract charges earned .        (54.6)         (73.6)              19.0
                                                                ------         ------             ------
     Net insurance premiums and contract charges earned          100.0          100.0                0.0
   Net investment income  . . . . . . . . . . . . . . . .          9.0            4.6                4.4
   Other income . . . . . . . . . . . . . . . . . . . . .         10.8           11.5               (0.7)
   Net realized investment gains  . . . . . . . . . . . .          1.1            1.2               (0.1)
                                                                ------         ------             ------
     Total revenues  . . . . . . . . . . . . . . . . . .         120.9          117.3                3.6
                                                                ------         ------             ------
Benefits and expenses:
   Gross claims incurred on insurance products  . . . . .        109.1          122.0               12.9
   Ceded claims incurred on insurance products  . . . . .        (35.7)         (53.6)             (17.9)
                                                                ------         ------             ------
     Net claims incurred on insurance products                    73.4           68.4               (5.0)
   Universal life and investment-type contract benefits .          2.2            2.0               (0.2)
   Decrease in life insurance reserves  . . . . . . . . .         (1.9)          (0.1)               1.8
                                                                ------         ------             ------
     Total benefits  . . . . . . . . . . . . . . . . .            73.7           70.3               (3.4)
                                                                ------         ------             ------
   Commissions  . . . . . . . . . . . . . . . . . . . . .          6.8            6.8                0.0
   General expenses . . . . . . . . . . . . . . . . . . .         25.7           33.6                7.9
   Amortization of purchased intangibles  . . . . . . . .          0.5            0.5                0.0
   Amortization of deferred policy acquisition costs  . .          1.6            1.6                0.0
   Interest expense . . . . . . . . . . . . . . . . . . .          0.6            0.7                0.1
                                                                ------         ------             ------
     Total benefits and expenses                                 108.9          113.5                4.6
                                                                ------         ------             ------
Income from continuing operations before
   provision for income taxes and minority
   interest in joint venture's loss (income)  . . . . . .         12.0            3.8                8.2
Provision for income taxes  . . . . . . . . . . . . . . .          4.3            1.6               (2.7)
Minority interest in joint venture's loss (income)  . . .          0.3           (0.2)               0.5
                                                                ------         ------             ------
Net income from continuing operations . . . . . . . . . .          8.0%           2.0%               6.0%
                                                                ======         ======             ======


                                                                                             PERCENTAGE CHANGE
                                                             THREE MONTHS ENDED MARCH 31,        POSITIVE
                                                             ----------------------------       (NEGATIVE)
                                                                 1998           1997              EFFECT
                                                             ------------    ------------    -----------------

Other relevant information:
   Group insured data:
      Employers (2) . . . . . . . . . . . . . . . .             100,000        165,000             (39.4)%
      Employee lives  . . . . . . . . . . . . . . .             264,000        419,000             (37.0)
      Group covered lives . . . . . . . . . . . . .             506,000        793,000             (36.2)
      HMO covered lives . . . . . . . . . . . . . .             125,000         91,000              37.4
         Total covered lives  . . . . . . . . . . .             631,000        884,000             (28.6)
   Group gross medical loss ratio . . . . . . . . .                62.5%          67.6%              5.1

-------------------------
(1) For the three months ended March 31, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 20,000 and 30,000 groups, each group made up of one individual, as of March 31, 1998 and 1997, respectively, marketed through an association trust.

         Gross premiums decreased 27.6% to $322.2 million for the three months ended March 31, 1998 from $445.1 million for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the three months ended March 31, 1997.
All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 21.3% during these periods. This decrease was primarily a result of the 36.2% decrease in group covered lives discussed below, partially offset by premium rate increases and growth in the premiums earned in the joint venture HMO. This joint venture, NHP Holding Company, Inc. ("NHP"), was formed in the third quarter of 1994 with a physician hospital organization. Covered lives in the HMO have increased 37.4% to 125,000 at March 31, 1998 from 91,000 at March 31, 1997. The Company's 50% share of the operating results of NHP was a loss of $0.6 million for the three months ended March 31, 1998 as compared to income of $0.4 million for the three months ended March 31, 1997.

         In the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland, and New Jersey and to terminate existing small group insurance plans in these states. In addition, the Company began the introduction of a new product in April 1997 and as of March 1998 is offering this product in 31 states which represents most of the states in which the Company expects to focus its marketing efforts. These actions contributed to a 36.2% decrease in group covered lives to 506,000 at March 31, 1998 from 793,000 at March 31, 1997, which resulted in the decrease in gross premiums noted above. Partially offsetting this decrease was a 73.6% increase in gross premiums from the Company's HMO joint venture to $68.9 million for the three months ended March 31, 1998 from $39.7 million for the three months ended March 31, 1997.

         Net investment income increased 63.5% to $18.8 million for the three months ended March 31, 1998 from $11.5 million for the three months March 31, 1997. As a percentage of net premiums, net investment income increased to 9.0% for the three months ended March 31, 1998 from 4.6% for the three months ended March 31, 1997. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations as discussed above.

         Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"). The amount of these profit sharing provisions fluctuates between periods primarily due to changes in the group gross combined ratio and group gross earned premiums.

         Total benefits decreased 7.1% to $153.7 million for the three months ended March 31, 1998 from $165.4 million for the three months ended March 31, 1997. As a percentage of net premiums, total benefits increased to 73.7% from 70.3% during these same periods. The group gross medical loss ratio was 62.5% for the three months ended March 31, 1998 as compared to 67.6% for the three months ended March 31, 1997. Included in operating results for the three months ended March 31, 1998 was $11.0 million of favorable development of group claims experience relating to periods prior to 1998. Excluding this favorable development, the group gross medical loss ratio was 67.6% for the three months ended March 31, 1998. Much of the gross medical loss ratio improvement is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above. The increase in benefits as a percentage of net premiums is primarily due to a decrease in the size of the group product line which has a lower percentage of benefits to premiums relative to other product lines and additional reserves recorded relating to the Company's run-off stop-loss reinsurance product lines and NHP.

         General expenses decreased 32.6% to $53.5 million for the three months ended March 31, 1998 from $79.4 million for the three months ended March 31, 1997, and general expenses as a percentage of net premiums decreased to 25.7% from 33.6% for these same periods. During the three months ended March 31, 1997, the Company restructured its operations in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. On March 31, 1997, the Company announced that during 1997 it would reduce its workforce by approximately 725 employees, of which approximately 475 employees were included in the Company's continuing operations and which represented approximately 20% of the continuing operations workforce. Accordingly, the Company incurred a pre-tax charge to continuing operations of $23.0 million for severance and related charges. Excluding these charges, general expenses decreased 5.1% to $53.5 million for the three months ended March 31, 1998 from $56.4 million for the three months ended March 31, 1997, and general expenses as a percentage of net premiums increased to 25.7% from 23.9% for these same periods. This increase is primarily due to the increase in the group gross expense ratio to 28.6% for the three months ended March 31, 1998 from 25.2% for the three months ended March 31, 1997, excluding the charges discussed above, which was attributable primarily to the decrease in group earned premiums.

      The provision for income taxes, as a percentage of net premiums, has increased during these periods due primarily to the increase in pre-tax income from continuing operations and the decrease in net premiums.

                              BUSINESS DEVELOPMENT

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option, at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $20.0 million and an additional amount up to $2.5 million for expenses. See Note 2 to the Company's Condensed Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In connection with this strategy, in the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland and New Jersey and to terminate existing small group insurance plans in these states. The Company began the introduction of a new product in April 1997 and as of March 1998 is offering this product in 31 states which represents most of the states in which the Company expects to focus its marketing efforts. As the Company exits the states noted above and possibly other states, and until the new product is sold in sufficient quantities to exceed lapses of the existing inforce product, the Company may experience further reductions in group covered lives, and as a result, in gross premiums. If gross premiums decline at a faster rate than the Company is able to reduce general expenses, the group gross expense ratio could increase. It is also possible that the Company could experience an increase in the group medical loss ratio for existing business in additional exit states, if any.

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

YEAR 2000

         The Company uses a variety of data processing hardware and software systems to process its business. Many of these systems utilize a two-digit field to identify a year, as has been standard in most data processing systems. A two-digit year field will not process correctly once a change in century occurs in the year 2000. The Company, in common with most organizations that use automated systems, must transition its systems to a four-digit year field by the year 2000 or arrange for other processing alternatives. In order to process certain calculations correctly, in some instances this transition must be completed by January 1, 1999. To date, the Company has identified certain existing systems that will be modified to be year 2000 compliant and modifications are currently being made to such systems. Certain other systems have been identified to be replaced and the Company is currently proceeding with replacing these systems. The Company is currently evaluating which other systems will be modified to be year 2000 compliant, and which systems will be the subject of other processing alternatives. However, if such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Further, even if the Company timely completes such modifications and conversions, there can be no assurance that the failure by vendors or other third parties to solve the year 2000 problem will not have a material impact on the operations of the Company. In addition to certain internal resources dedicated to the project, during 1997 and for the three months ended March 31, 1998, the Company expended approximately $3.2 million related to the year 2000 project. The Company currently expects to incur additional amounts between approximately $15.0 million and $20.0 million in addition to certain internal resources dedicated to the project during 1998 and 1999 relating to the year 2000 project.

                        LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

      The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of March 31, 1998, the Company has $23.5 million available under the revolving credit loan. The principal amount of outstanding indebtedness of the Company was $76.5 million as of both March 31, 1998 and December 31, 1997. The Company made a scheduled principal payment of $25.0 million on the term loan and borrowed the remaining commitment amount on the revolver of $23.5 million in April 1998. The Company intends to prepay the remaining outstanding principal amount under the Credit Agreement of $75.0 million during May 1998. As of March 31, 1998 and December 31, 1997, the Company's ratio of debt and redeemable securities to stockholders' equity was
0.20 to 1. The weighted average interest rates on the Company's indebtedness were approximately 6.1% and 6.4% for the three months ended March 31, 1998 and 1997, respectively.

DIVIDENDS

         The Credit Agreement restricts dividends and other distributions payable by the Company. In any period of 12 consecutive months, the Company may pay cash dividends on, or repurchase for cash, capital stock in an amount not to exceed 15% of net worth (representing stockholders' equity excluding net unrealized gains (losses) on investments plus redeemable securities) as of the end of the fiscal quarter ending on or most recently prior to the last day of such 12 month period ($69.2 million for the 12 months ended March 31, 1998).

         The Company paid preferred stock dividends of approximately $0.7 million in April 1998. In March 1998, the Company declared common stock dividends of approximately $2.9 million which were paid in April 1998.

CASH FLOWS

         Net cash used in operating activities aggregated $15.5 million for the three months ended March 31, 1998 compared to net cash provided by operating activities of $100.1 million for the three months ended March 31, 1997. This decrease was primarily attributable to the sale of the Annuity Operations, which had historically represented a significant source of positive operating cash flows, as well as the timing of settlement of various accounts payable and accrued liabilities, primarily representing severance and related charges.

         Net cash provided by investing activities was $218.2 million for the three months ended March 31, 1998 compared to net cash used in investing activities of $3.5 million for the three months ended March 31, 1997. In connection with the sale of the Annuity Operations on March 31, 1997 as discussed above, SunAmerica paid a purchase price to the Company of $238.2 million. In addition, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million during the three months ended March 31, 1997. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, on March 31, 1997, the Company reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale, which is included in other assets on the accompanying condensed consolidated balance sheet as of March 31, 1997. This reclassification reduced cash and cash equivalents by $19.7 million. Offsetting these uses of cash and cash equivalents during the three months ended March 31, 1997 were proceeds from sales, maturities and repayments of investments. During the three months ended March 31, 1998, the Company recognized cash inflows from net sales and purchases of short-term investments of $173.4 million compared to $3.0 million for the three months ended March 31, 1997 due to the sale of short-term investments made with the excess capital generated from the sale of the Annuity Operations.

         Net cash used in financing activities decreased to $7.5 million for the three months ended March 31, 1998 from $102.4 million for the three months ended March 31, 1997. This was due to the sale of the Annuity Operations on March 31, 1997 as discussed above. During the three months ended March 31, 1997, surrenders and other payments related to the Company's Annuity Operations exceeded receipts from these contracts, producing large negative cash flows from financing activities during that period.

         The Annuity Operations historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities. During 1997, prior to the sale of the Annuity Operations on March 31, 1997, surrenders or other payments exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company no longer has the positive cash flows from operations or negative cash flows from financing activities in connection with this business. Future cash flows from investing activities will be reduced from historical levels as the Company's investment portfolio has been reduced from approximately $6.0 billion prior to the sale of the Annuity Operations to approximately $0.8 billion at March 31, 1998.

         In addition to internal resources dedicated to the project, during 1997 and for the three months ended March 31, 1998, the Company expended approximately $3.2 million related to the year 2000 project. The Company currently expects to incur additional amounts between approximately $15.0 million and $20.0 million in addition to certain internal resources dedicated to the project during 1998 and 1999 relating to the year 2000 project.

         The Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to prepay its debt, redeem preferred stock, pay anticipated dividends and satisfy other requirements.

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

         As discussed above, in conjunction with the sale of the Annuity Operations, the Company entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of March 31, 1998, approximately 72% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998. At March 31, 1998, there are assets held in trust directly or indirectly available for payments to policyholders supporting the remainder of the ceded reserves. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

         Receivables from reinsurers and investment deposits recoverable were $180.8 million at March 31, 1998. Additionally, included in other assets at March 31, 1998 in the accompanying condensed consolidated balance sheet was approximately $1.3 billion of investment contract deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities related to the discontinued operations.

INVESTMENTS

         The following table sets forth the composition of the Company's debt securities portfolio by rating as of March 31, 1998 (dollars in thousands):

                           HELD-TO-        AVAILABLE-        TRADING         TOTAL          % OF TOTAL
                           MATURITY         FOR-SALE         ACCOUNT        CARRYING         CARRYING
                          SECURITIES       SECURITIES       SECURITIES       VALUE            VALUE
                          ----------       ----------       ----------     ----------       ----------

Rating (1)
AAA (2) . . . . . . . .    $ 20,175        $ 139,017        $  3,502        $ 162,694           28.8%
AA  . . . . . . . . . .       4,252           86,168              --           90,420           16.0
A . . . . . . . . . . .      15,019          225,773              --          240,792           42.5
BBB . . . . . . . . . .       3,000           68,565              --           71,565           12.7
                           --------        ---------        --------        ---------          -----
  Total   . . . . . . .    $ 42,446        $ 519,523        $  3,502        $ 565,471          100.0%
                           ========        =========        ========        =========          =====

-------------------------

(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $28,013,000 of U.S. government and agency debt securities.

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

         The Company and certain of its officers and directors have been named as defendants in actions entitled Hanf v. Johnson, et al., C.A. No. 16241NC, filed on March 10, 1998 and Abramsky v. Johnson, et al., C.A. No. 16235NC, filed March 9, 1998, in the Court of Chancery of the State of Delaware. The plaintiffs allege that they are owners of the Company's common stock and that they are bringing the actions as class actions. Plaintiffs challenge the proposed sale of the Company to Fortis and allege that the Company is not being sold for the highest price possible. For relief, plaintiffs seek an injunction against consummation of the proposed transaction with Fortis and an award of damages. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         27.  Financial Data Schedule.

    (b)  Reports on Form 8-K
         The Company filed a report on Form 8-K dated March 9, 1998 relating to the proposed sale of the Company to Fortis.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                       JOHN ALDEN FINANCIAL CORPORATION



Date: May 14, 1998                           By: /s/ Scott L. Stanton
                                                 -----------------------------
                                                     Scott L. Stanton
                                                     Senior Vice President and
                                                     Chief Financial Officer