Form 10-Q/A
period 1997-03-31
ALDEN JOHN FINANCIAL CORP
filed 1998-08-05
CIK 822079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A





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

                        JOHN ALDEN FINANCIAL CORPORATION

                                  FORM 10-Q/A

                      For the Quarter Ended March 31, 1998

                                     Index

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements as of March 31, 1998
             (unaudited) and December 31, 1997, and for the three months
             ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)  . . . . . . . . . . . . .     1

             Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . .     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

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

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                            MARCH 31,
                                                                                              1998       DECEMBER 31,
                                        ASSETS                                             (UNAUDITED)         1997
                                                                                          -------------  ---------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $44,318 and $46,464)..........  $     42,446   $        44,780
   Available-for-sale securities, at market (cost $486,422 and $518,018)................       519,523          550,585
   Trading account securities, at market (cost $3,409 and $3,411).......................         3,502            3,504
Equity securities, at market (cost $8)..................................................            26               23
Investment in affiliate.................................................................         4,445            5,066
Mortgage loans..........................................................................       146,460          145,770
Investment in real estate, at cost, less accumulated depreciation of $4,038 and $3,621..        40,452           40,354
Real estate owned.......................................................................         3,021            3,021
Policy loans and other notes receivable.................................................        32,061           41,247
Short-term investments..................................................................         2,694          176,192
                                                                                          -------------  ---------------
     Total invested assets..............................................................       794,630        1,010,542
Cash and cash equivalents...............................................................       206,806           15,238
Accrued investment income...............................................................        10,592           15,525
Reinsurance receivables.................................................................       163,687          169,588
Other assets............................................................................       206,745          219,805
                                                                                          -------------  ---------------
       Total assets.....................................................................  $  1,382,460   $    1,430,698
                                                                                          =============  ===============


             LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities..........................................................   $    681,364   $      726,270
  Short-term debt......................................................................         76,500           41,500
  Long-term debt.......................................................................              -           35,000
  Other liabilities....................................................................        126,273          140,694
  Deferred gain on sale of discontinued operations.....................................         19,498           21,038
                                                                                          -------------  ---------------
        Total liabilities..............................................................        903,635          964,502
                                                                                          -------------  ---------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value;
     150,000 shares authorized, issued and outstanding;
     mandatory redemption value of $100 per share; including
     accrued dividends of $623 and $286; $104.15 and $101.91 per share.................         15,623           15,286
                                                                                          -------------  ---------------
        Total redeemable securities....................................................         15,623           15,286
                                                                                          -------------  ---------------
Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares authorized;
      25,974,273 and 25,953,525 shares issued;  24,538,604 and
      24,655,856 shares outstanding....................................................            260              259
    Paid-in capital....................................................................        187,783          187,422
    Retained earnings..................................................................        291,545          276,552
    Accumulated other comprehensive income:
         Net unrealized gain on investments, net of income taxes.......................         17,731           17,706
    Unearned compensation..............................................................           (286)            (357)
    Treasury stock, at cost; 1,435,669 and 1,297,669 shares............................        (33,831)         (30,672)
                                                                                          -------------  ---------------
         Total stockholders' equity....................................................        463,202          450,910
                                                                                          -------------  ---------------
         Total liabilities, redeemable securities and stockholders' equity.............   $  1,382,460   $    1,430,698
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


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           --------------------------------
                                                                                                1998             1997
                                                                                           ---------------  ---------------
   Revenues:
       Gross insurance premiums and contract charges earned...........................      $     253,317    $     405,433
       Ceded insurance premiums and contract charges earned...........................           (113,769)        (173,488)
                                                                                           ---------------  ---------------
            Net insurance premiums and contract charges earned........................            139,548          231,945
       Net investment income..........................................................             18,256           11,080
       Other income, including experience refunds and expense allowances
          on reinsurance ceded........................................................             21,727           26,351
       Net realized investment gains  ................................................              2,335            2,802
                                                                                           ---------------  ---------------
            Total revenues............................................................            181,866          272,178
                                                                                           ---------------  ---------------
   Benefits and expenses:
       Gross claims incurred on insurance products....................................            167,507          256,414
       Ceded claims incurred on insurance products....................................            (74,453)        (126,401)
                                                                                           ---------------  ---------------
            Net claims incurred on insurance products.................................             93,054          130,013
       Universal life and investment-type contract benefits...........................              4,622            4,683
       (Decrease) increase in life insurance reserves.................................             (3,850)          34,784
                                                                                           ---------------  ---------------
            Total benefits............................................................             93,826          169,480
                                                                                           ---------------  ---------------
       Commissions, net of commissions ceded .........................................             12,242           15,208
       General expenses, net of expenses ceded .......................................             41,392           73,233
       Amortization of purchased intangibles..........................................                998            1,115
       Amortization of deferred policy acquisition costs..............................              3,369            3,812
       Interest expense...............................................................              1,143            1,585
                                                                                           ---------------  ---------------
              Total benefits and expenses.............................................            152,970          264,433
                                                                                           ---------------  ---------------
   Income from continuing operations before provision for income taxes and
               equity in net (loss) earnings of affiliate.............................             28,896            7,745
   Provision for income taxes.........................................................             11,539            3,427
                                                                                           ---------------  ---------------
   Net income from continuing operations before equity in net (loss) earnings of
     affiliate........................................................................             17,357            4,318
   Equity in net (loss) earnings of affiliate.........................................               (621)             385
                                                                                           ---------------  ---------------
   Net income from continuing operations..............................................             16,736            4,703
   Net income from discontinued operations:
      Income from Annuity Operations and Western Diversified Group (net of income
          taxes of $-- and $3,541)....................................................                  -            5,693
      Gain on disposal of Annuity Operations and Western Diversified Group (net of
          income taxes of $830 and $--)...............................................              1,541                -
                                                                                           ---------------  ---------------

   Net income.........................................................................      $      18,277    $      10,396
                                                                                           ===============  ===============
   Net income applicable to common stock..............................................      $      17,939    $      10,058
                                                                                           ===============  ===============

   Comprehensive income...............................................................      $      18,302    $     (11,014)
                                                                                           ===============  ===============

   Net income per common share (see Note 3):
         Net income from continuing operations........................................      $        0.67    $        0.17
         Net income from discontinued operations......................................               0.06             0.22
                                                                                           ---------------  ---------------
         Net income...................................................................      $        0.73    $        0.39
                                                                                           ===============  ===============

   Net income per common share - assuming dilution (see Note 3):
         Net income from continuing operations........................................      $        0.66    $        0.17
         Net income from discontinued operations......................................               0.06             0.22
                                                                                           ---------------  ---------------
         Net income...................................................................      $        0.72    $        0.39
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


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                     --------------------------------------
                                                                                           1998                1997
                                                                                     ------------------ -------------------

      Number of shares outstanding..............................................            24,538,604          24,669,308
                                                                                     ================== ===================

      Common stock, beginning of period.........................................     $             259  $              250
         Stock option exercises.................................................                     1                  --
                                                                                     ------------------ -------------------
      Common stock, end of period...............................................     $             260  $              250
                                                                                     ================== ===================

      Paid-in capital, beginning of period......................................     $         187,422  $          181,863
         Stock option exercises.................................................                   361                  --
         Transfer from redeemable common stock..................................                    --                   1
                                                                                     ------------------ -------------------
      Paid-in capital, end of period............................................     $         187,783  $          181,864
                                                                                     ================== ===================

      Retained earnings, beginning of period....................................     $         276,552  $          268,109
         Net income.............................................................                18,277              10,396
         Dividends on cumulative preferred stock ($2.25 per share)..............                  (338)               (338)
         Dividends on common stock ($0.12 per share)............................                (2,946)             (3,039)
                                                                                     ------------------ -------------------
      Retained earnings, end of period..........................................     $         291,545  $          275,128
                                                                                     ================== ===================

      Accumulated other comprehensive income:
           Net unrealized gain on investments,  net of income taxes,
             beginning of period................................................     $          17,706   $          26,977
              Change in net unrealized gain (loss) on investments, net of
                income taxes ...................................................                    25             (21,410)
                                                                                     ------------------ -------------------
           Net unrealized gain on investments, net of income taxes, end
             of period..........................................................     $          17,731  $            5,567
                                                                                     ================== ===================

      Redemption value of common stock in excess of cost,
         beginning of period....................................................     $              --  $           (2,669)
         Adjustment of put holder shares to market value........................                    --                  (2)
         Change in redemption value of common stock  in excess of cost..........                    --                 286
                                                                                     ------------------ -------------------
      Redemption value of common stock in excess of cost, end of period.........     $              --  $           (2,385)
                                                                                     ================== ===================

      Unearned compensation, beginning of period................................     $            (357) $             (643)
         Compensation expense recognized........................................                    71                  72
                                                                                     ------------------ -------------------
      Unearned compensation, end of period......................................     $            (286) $             (571)
                                                                                     ================== ===================

      Treasury stock, beginning of period.......................................     $         (30,672) $           (8,676)
         Treasury stock purchase................................................                (3,159)                 --
                                                                                     ------------------ -------------------
      Treasury stock, end of period.............................................     $         (33,831) $           (8,676)
                                                                                     ================== ===================

      Stockholders' equity, beginning of period.................................     $         450,910  $          465,211
         Net income.............................................................                18,277              10,396
         Change in accumulated other comprehensive income:
              Change in net unrealized gain (loss) on investments, net of
                income taxes....................................................                    25             (21,410)
         Dividends on cumulative preferred stock ($2.25 per share)..............                  (338)               (338)
         Dividends on common stock ($0.12 per share)............................                (2,946)             (3,039)
         Change in redemption value of common stock in excess of cost...........                    --                 286
         Stock option exercises.................................................                   362                  --
         Compensation expense recognized........................................                    71                  72
         Adjustment of put holder shares to market value........................                    --                  (2)
         Treasury stock purchase................................................                (3,159)                 --
         Transfer from redeemable common stock..................................                    --                   1
                                                                                     ------------------ -------------------
      Stockholders' equity, end of period.......................................     $         463,202  $          451,177
                                                                                     ================== ===================



            See Notes to Condensed Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      ---------------------------------
                                                                                             1998             1997
                                                                                      ---------------  ----------------

Net cash (used in) provided by operating activities.............................           $ (20,741)       $   93,584
                                                                                      ---------------  ----------------
Cash flows from investing activities:
     Proceeds from investments sold:
            Available-for-sale..................................................              30,531           100,396
            Real estate owned...................................................                 165             1,564
      Maturities, calls  and scheduled loan payments:
            Held-to-maturity....................................................               2,360               248
            Available-for-sale..................................................               2,213            71,055
            Mortgage loans and other notes receivable...........................              26,547            90,688
       Investments purchased:
            Available-for-sale..................................................                 (24)          (16,782)
            Mortgage loans and other notes receivable...........................             (15,235)          (55,689)
            Investment in real estate...........................................                (526)              (76)
     Inflows from net sales and purchases of short-term investments ............             173,492             3,043
     Sale of Annuity Operations.................................................                  --          (177,616)
     Sale of Western Diversified Group .........................................                 579           (19,710)
     Purchases of property and equipment........................................                (273)             (982)
                                                                                      ---------------  ----------------
   Net cash provided by (used in) investing activities..........................             219,829            (3,861)
                                                                                      ---------------  ----------------
Cash flows from financing activities:
     Receipts from universal life and investment-type contracts.................               4,390            69,587
     Payments on universal life and investment-type contracts...................              (6,102)         (166,854)
     Purchase of  treasury stock, net...........................................              (3,159)               --
     Payment of dividends.......................................................              (2,960)           (3,040)
     Stock option exercises.....................................................                 311                --
     Payments made under reinsurance agreement..................................                  --            (2,080)
                                                                                      ---------------  ----------------
   Net cash used in financing activities........................................              (7,520)         (102,387)
                                                                                      ---------------  ----------------
Net increase (decrease) in cash and cash equivalents............................             191,568           (12,664)
Cash and cash equivalents, beginning of period .................................              15,238           139,710
                                                                                      ---------------  ----------------
Cash and cash equivalents, end of period .......................................           $ 206,806        $  127,046
                                                                                      ===============  ================


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

         The Company has a 50% ownership interest in a Health Maintenance Organization ("HMO") joint venture, NHP Holding Company, Inc. ("NHP"). The Company previously accounted for its investment in NHP on a consolidated basis. The Company has changed its accounting policy to the equity method and restated its financial statements as of March 31, 1998 and 1997. This change had no effect on total stockholders' equity or net income as previously reported. Total assets of NHP as of March 31, 1998 and December 31, 1997 were $77.8 million and $64.3 million, respectively. Total revenues of NHP for the three months ended March 31, 1998 and 1997 were $70.2 million and $40.3 million, respectively.

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

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)


NOTE 3 -- EARNINGS PER SHARE

         Net income per common share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------

                                                                      1998              1997
                                                                 --------------   ---------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 18,277          $ 10,396
Dividends on redeemable preferred stock . . . . . . . . . . .           (338)             (338)
                                                                    --------          --------
Net income applicable to common stock . . . . . . . . . . . .       $ 17,939          $ 10,058
                                                                    ========          ========


Average common shares outstanding . . . . . . . . . . . . . .         24,532            25,336
Potentially dilutive securities . . . . . . . . . . . . . . .            283               165
                                                                    --------          --------

Average common and potentially dilutive shares outstanding  .         24,815            25,501
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

         As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount included a ceding commission on the coinsurance of the JALIC annuity business, capital gains and losses on the sales of various subsidiaries and estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions.

         During the three months ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. As of March 31, 1998, the Company has recognized approximately 72% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The Company has recognized approximately $25.5 million of the net deferred gain in income as a result of these assumptions including approximately $1.5 million during the three months ended March 31, 1998. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

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

     As a result of the sales of the Annuity Operations and Western Diversified Group, the Company recorded a net deferred gain of approximately $45.0 million. This amount included a ceding commission on the coinsurance of the JALIC annuity business, capital gains and losses on the sales of various subsidiaries and estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions.

     During the three months ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. As of March 31, 1998, the Company has recognized approximately 72% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The Company has recognized approximately $25.5 million of the net deferred gain in income as a result of these assumptions including approximately $1.5 million during the three months ended March 31, 1998. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

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


                             RESULTS OF OPERATIONS

RESULTS SUMMARY

                                            THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------
                                               1998               1997
                                         ---------------      --------------
                                    (In millions, except share and per share data)

Operating income (1):
  Continuing operations.................       $14.9              $2.5
  Discontinued operations...............         -                 8.0
   Total................................        14.9              10.5
Net income:
  Continuing operations.................        16.7               4.7
  Discontinued operations (2)...........         1.5               5.7
   Total................................        18.2              10.4
Net income applicable to common stock...        17.9              10.1
Operating income per common share (1):
  Continuing operations.................        0.61              0.10
  Discontinued operations...............        -                 0.31
   Total................................        0.61              0.41
Net income per common share.............        0.73              0.39
Average common shares outstanding(000's)      24,532            25,336
Average common and potentially
  dilutive shares outstanding (000's)...      24,815            25,501

--------------------------------------
(1) Applicable to common stock, excluding net realized investment gains (losses) and after preferred stock dividends.

(2) Net income from discontinued operations for the three months ended March 31, 1998 includes $1.5 million of recognition of the net deferred gain on the sale of the discontinued operations.

    Operating income from continuing operations increased to $14.9 million, or $0.61 per common share, for the three months ended March 31, 1998 from $2.5 million, or $0.10 per common share, for the three months ended March 31, 1997. The increase in operating income was primarily attributable to $23.0 million of pre-tax severance and related charges, or $0.59 per common share, resulting from the Company's restructuring of its operations during the three months ended March 31, 1997 in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. During the three months ended March 31, 1998, the Company recorded a pre-tax charge of $3.0 million, or $0.08 per common share, relating to charges attributable to discontinued product lines in the Company's stop-loss reinsurance product line. Excluding these charges, operating income decreased to $16.9 million, or $0.69 per common share, for the three months ended March 31, 1998 from $17.5 million, or $0.69 per common share, for the three months ended March 31, 1997. As a result of the share repurchase program described above, the average common shares outstanding have decreased from 25,336,000 to 24,532,000 during these periods. As discussed below, included in the operating results for the three months ended March 31, 1998 was a pre-tax benefit of $11.0 million, or $0.28 per common share, relating to favorable development of claims experience relating to periods prior to 1998. Excluding the favorable development of claims experience and the charges discussed above, the operating results of the Company's group product decreased primarily due to a drop in gross earned premiums to $217.6 million for the three months ended March 31, 1998 from $324.3 million for the three months ended March 31, 1997.

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

     The following tables recast the accompanying Condensed Consolidated Statements of Income for continuing operations for the three months ended March 31, 1998 and 1997 as a percent of net insurance premiums and contract charges earned ("net premiums"), and provide other relevant information:




                                                             THREE MONTHS ENDED MARCH 31,   POINT CHANGE
                                                             ----------------------------     POSITIVE
                                                                               PRO FORMA     (NEGATIVE)
                                                                 1998           1997 (1)       EFFECT
                                                             ------------   -------------   ------------
Revenues:
  Gross insurance premiums and contract charges earned...         181.5%        188.5%        (7.0)%
  Ceded insurance premiums and contract charges earned...         (81.5)        (88.5)         7.0
                                                                -------       -------      -------
    Net insurance premiums and contract charges earned...         100.0         100.0          0.0
  Net investment income..................................          13.1           5.3          7.8
  Other income...........................................          15.5          13.7          1.8
  Net realized investment gains..........................           1.7           1.4          0.3
                                                                -------       -------      -------
    Total revenues.......................................         130.3         120.4          9.9
                                                                -------       -------      -------
Benefits and expenses:
  Gross claims incurred on insurance products............         120.1         130.5         10.4
  Ceded claims incurred on insurance products............         (53.4)        (64.5)       (11.1)
                                                                -------       -------      -------
    Net claims incurred on  insurance products...........          66.7          66.0         (0.7)
  Universal life and investment-type contract benefits...           3.3           2.4         (0.9)
  (Decrease) increase in life insurance reserves.........          (2.8)         (0.2)         2.6
                                                                -------       -------      -------
    Total benefits.......................................          67.2          68.2          1.0
                                                                -------       -------      -------
  Commissions............................................           8.8           7.7         (1.1)
  General expenses.......................................          29.7          37.4          7.7
  Amortization of purchased intangibles..................           0.7           0.6         (0.1)
  Amortization of deferred policy acquisition costs......           2.4           1.9         (0.5)
  Interest expense.......................................           0.8           0.7         (0.1)
                                                                -------       -------      -------
    Total benefits and expenses..........................         109.6         116.5          6.9
                                                                -------       -------      -------
Income from continuing operations before
  provision for income taxes and equity in
  net (loss) earnings of affiliate.......................          20.7           3.9         16.8
Provision for income taxes...............................           8.3           1.7         (6.6)
                                                                -------       -------      -------
Net income from continuing operations before                       12.4           2.2         10.2
   equity in net (loss) earnings of affiliate............
Equity in net (loss) earnings of affiliate...............          (0.4)          0.2         (0.6)
                                                                -------       -------      -------
Net income from continuing operations....................          12.0%          2.4%         9.6%
                                                                =======       =======      =======



                                                              THREE MONTHS ENDED MARCH 31,   PERCENTAGE CHANGE
                                                              ----------------------------  POSITIVE (NEGATIVE)
                                                                  1998           1997             EFFECT
                                                              ------------   -------------  -------------------

Other relevant information:
  Group insured data:
    Employers (2)........................................       100,000        165,000      (39.4)%
    Employee lives.......................................       264,000        419,000      (37.0)
    Group covered lives..................................       506,000        793,000      (36.2)
  Group gross medical loss ratio.........................          62.5%          67.6%       5.1

--------------------------------------
(1) For the three months ended March 31, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 20,000 and 30,000 groups, each group made up of one individual, as of March 31, 1998 and 1997, respectively, marketed through an association trust.

         Gross premiums decreased 37.5% to $253.3 million for the three months ended March 31, 1998 from $405.4 million for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the three months ended March 31, 1997. All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 31.4% during these periods. The primary factor affecting the change in gross premiums was the decline in group covered lives. Group covered lives declined from 793,000 at March 31, 1997 to 506,000 at March 31, 1998. The Company estimates that this decline in covered lives resulted in a decrease in gross premiums of approximately $123.3 million. Further, the Company estimates that the group gross premiums were increased by approximately $16.6 million from rate increases and changes in insureds electives for deductibles and other product features. Gross premiums from the Company's other product lines decreased $9.5 million during this period. The changes in the group gross premiums were estimated using an average premium per covered life. The Company can give no assurance as to the accuracy of the allocation among the various factors causing the decrease in gross premiums.

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

         Net investment income increased 76.0% to $18.3 million for the three months ended March 31, 1998 from $10.4 million for the three months March 31, 1997. As a percentage of net premiums, net investment income increased to 13.1% for the three months ended March 31, 1998 from 5.3% for the three months ended March 31, 1997. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations as discussed above.

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

         Total benefits decreased 29.8% to $93.8 million for the three months ended March 31, 1998 from $133.7 million for the three months ended March 31, 1997. As a percentage of net premiums, total benefits decreased to 67.2% from 68.2% during these same periods. The group gross medical loss ratio was 62.5% for the three months ended March 31, 1998 as compared to 67.6% for the three months ended March 31, 1997. Included in operating results for the three months ended March 31, 1998 was $11.0 million of favorable development of group claims experience relating to periods prior to 1998. The Company has generally experienced a higher group gross medical loss ratio in the fourth quarter versus other quarters of the year. The Company believes that these higher loss ratios are primarily due to increased incidence of claims associated with the colder winter climate and the fact that insureds generally exceed the calendar year deductible and out-of-pocket expense limits of their policies by that time of year. These factors may cause the estimated reserves for policy claims recorded at the end of the fourth quarter to change as the claims are settled. Changes in the estimated cost to settle unpaid claims which generally occur from period to period are charged or credited to operations as the estimates are revised. The Company estimated its unpaid claims as of December 31, 1997 based upon the historical patterns. The favorable development noted in the first quarter resulted from improved experience relative to the original assumptions which were based upon historical experience and a reduction in the estimate of unpaid claims as of December 31, 1997 from that which had originally been estimated at that date. Excluding this favorable development, the group gross medical loss ratio was 67.6% for the three months ended March 31, 1998. Much of the gross medical loss ratio improvement is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above.

         General expenses decreased 43.4% to $41.4 million for the three months ended March 31, 1998 from $73.2 million for the three months ended March 31, 1997, and general expenses as a percentage of net premiums decreased to 29.7% from 37.4% for these same periods. During the three months ended March 31, 1997, the Company restructured its operations in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. On March 31, 1997, the Company announced that during 1997 it would reduce its workforce by approximately 725 employees, of which approximately 475 employees were included in the Company's continuing operations and which represented approximately 20% of the continuing operations workforce. Accordingly, the Company incurred a pre-tax charge to continuing operations of $23.0 million for severance and related charges. Excluding these charges, general expenses decreased 17.5% to $41.4 million for the three months ended March 31, 1998 from $50.2 million for the three months ended March 31, 1997, and general expenses as a percentage of net premiums increased to 29.7% from 25.6% for these same periods. This increase is primarily due to the increase in the group gross expense ratio to 28.6% for the three months ended March 31, 1998 from 25.2% for the three months ended March 31, 1997, excluding the charges discussed above, which was attributable primarily to the decrease in group earned premiums.

         The provision for income taxes, as a percentage of net premiums, has increased during these periods due primarily to the increase in pre-tax income from continuing operations and the decrease in net premiums.

         The Company's investment in the HMO joint venture ("NHP") resulted in a loss of $0.6 million for the three months ended March 31, 1998 compared to income of $0.4 million for the three months ended March 31, 1997.

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

CASH FLOWS

         Net cash used in operating activities aggregated $20.7 million for the three months ended March 31, 1998 compared to net cash provided by operating activities of $93.6 million for the three months ended March 31, 1997. This decrease was primarily attributable to the sale of the Annuity Operations, which had historically represented a significant source of positive operating cash flows, as well as the timing of settlement of various accounts payable and accrued liabilities, primarily representing severance and related charges.

         Net cash provided by investing activities was $219.8 million for the three months ended March 31, 1998 compared to net cash used in investing activities of $3.9 million for the three months ended March 31, 1997. In connection with the sale of the Annuity Operations on March 31, 1997 as discussed above, SunAmerica paid a purchase price to the Company of $238.2 million. In addition, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million during the three months ended March 31, 1997. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, on March 31, 1997, the Company reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale, which is included in other assets on the accompanying condensed consolidated balance sheet as of March 31, 1997. This reclassification reduced cash and cash equivalents by $19.7 million. Offsetting these uses of cash and cash equivalents during the three months ended March 31, 1997 were proceeds from sales, maturities and repayments of investments. During the three months ended March 31, 1998, the Company recognized cash inflows from net sales and purchases of short-term investments of $173.5 million compared to $3.0 million for the three months ended March 31, 1997 due to the sale of short-term investments made with the excess capital generated from the sale of the Annuity Operations.

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

INVESTMENTS

         The following table sets forth the composition of the Company's debt securities portfolio by rating as of March 31, 1998 (dollars in thousands):

                HELD-TO-    AVAILABLE-      TRADING     TOTAL    % OF TOTAL
                MATURITY     FOR-SALE       ACCOUNT    CARRYING   CARRYING
               SECURITIES   SECURITIES     SECURITIES   VALUE      VALUE
               ----------   ----------     ----------  --------  ----------
Rating (1)
AAA (2)       $ 20,175     $ 139,017       $  3,502   $ 162,694      28.8%
AA               4,252        86,168             --      90,420      16.0
A               15,019       225,773             --     240,792      42.5
BBB              3,000        68,565             --      71,565      12.7
              --------     ---------       --------   ---------     -----
 Total        $ 42,446     $ 519,523       $  3,502   $ 565,471     100.0%
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

         The Company and certain of its officers and directors have been named as defendants in actions entitled Hanf v. Johnson, et al., C.A. No. 16241NC, filed on March 10, 1998, and Abramsky v. Johnson, et al., C.A. No. 16235NC, filed March 9, 1998, in the Court of Chancery of the State of Delaware. The plaintiffs allege that they are owners of the Company's common stock and that they are bringing the actions as class actions. Plaintiffs challenge the proposed sale of the Company to Fortis and allege that the Company is not being sold for the highest price possible. For relief, plaitiffs seek an injunction against consummation of the proposed transaction with Fortis and an award of damages. The Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claims asserted, and intend to vigorously defend the lawsuit.

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



                              JOHN ALDEN FINANCIAL CORPORATION



Date: July 29, 1998                     By: /s/ Scott L. Stanton
                                           -----------------------
                                                 Scott L. Stanton
                                                 Senior Vice President and
                                                 Chief Financial Officer