Form 10-K405/A
period 1997-12-31
ALDEN JOHN FINANCIAL CORP
filed 1998-08-05
CIK 822079

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

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

       THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 16, 1998 WAS APPROXIMATELY $522,462,746.

       AS OF MARCH 16, 1998, 24,526,104 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

       DOCUMENTS INCORPORATED BY REFERENCE. THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS AMENDED.

================================================================================

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I..........................................................................  1

ITEM 1.    BUSINESS.............................................................  1
           Historical Perspective...............................................  1
           Anticipated Sale of the Company......................................  1
           Recent Developments..................................................  2
           Business Strategy....................................................  2
           Sale of Discontinued Operations......................................  4
           Investments..........................................................  6
           Reinsurance..........................................................  6
           Competition..........................................................  7
           Government Regulation................................................  8
           Employees............................................................ 11
           Ratings.............................................................. 11

ITEM 2.    PROPERTIES........................................................... 11

ITEM 3.    LEGAL PROCEEDINGS.................................................... 11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 12

PART II......................................................................... 13

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................. 13
           Principal Markets and Sales Prices................................... 13
           Holders.............................................................. 13
           Dividends............................................................ 13

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA................................. 14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................. 16

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................. 26

ITEM 10.   EXECUTIVE OFFICERS OF THE REGISTRANT................................. 27

PART III........................................................................ 28

PART IV......................................................................... 29

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K........................................................... 29


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

       In addition to the small group health insurance products, the Company's healthcare business includes two other related product lines. Through Alden Risk Management Services ("ARMS"), the Company provides healthcare stop-loss reinsurance products to a number of organizations that bear a significant portion of their own risk, including employer groups whose benefit programs are self-funded. Through a joint venture, the Company also offers health maintenance organization ("HMO") products in the South Florida market.

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

RECENT DEVELOPMENTS

       The Company has a 50% ownership interest in an HMO joint venture, NHP Holding Company, Inc. ("NHP"). The Company previously accounted for its investment in NHP on a consolidated basis. The Company has changed its accounting policy to the equity method and restated its financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995. This change had no effect on total stockholders' equity or net income as previously reported.

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

       In the third quarter of 1994, the Company entered into an HMO joint venture which is accounted for under the equity method, NHP, with Dimension Physician-Hospital Organization, Inc. ("Dimension"), to serve the South Florida area. Dimension included five leading hospitals and approximately 1,600 physicians and, through its existing HMO, provided medical coverage to approximately 11,000 people. Currently, NHP's South Florida HMO network includes 30 hospitals and approximately 4,400 physicians. At December 31, 1997, NHP was providing medical coverage to approximately 111,000 people throughout South Florida, including approximately 13,000 Medicare customers and approximately 10,000 Medicaid customers. Through its small group business, the Company may also pursue opportunities to market HMO-like insurance products in other areas.

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

       During the three months ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. In addition, the Company recognized approximately 70% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The net deferred gain recognized during the three months ended December 31, 1997 aggregated approximately $24.0 million. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

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

INVESTMENTS

       The Company's investment portfolio at December 31, 1996 aggregated approximately $6.0 billion. At December 31, 1997, after the disposition of discontinued operations, the Company's investment portfolio aggregated approximately $1.0 billion as follows (dollars in thousands):

                                                                                                      DECEMBER 31,
                                                                                      ----------------------------------------------
                                                                                              1997                     1996
                                                                                      ---------------------     --------------------
Debt securities:
   Held-to-maturity securities..................................................           $     44,780              $     45,357
   Available-for-sale securities................................................                550,585                 4,248,774
   Trading account securities...................................................                  3,504                     4,518
Equity securities...............................................................                     23                    82,098
Investment in affiliate.........................................................                  5,066                     4,109
Mortgage loans..................................................................                145,770                 1,449,242
Investment in real estate, at cost, less accumulated depreciation...............                 40,354                    39,903
Real estate owned...............................................................                  3,021                    11,483
Policy loans and other notes receivable.........................................                 41,247                    81,647
Short-term investments..........................................................                176,192                     6,371
                                                                                      ---------------------     --------------------
   Total invested assets........................................................            $ 1,010,542               $ 5,973,502
                                                                                      =====================     ====================

       The composition of the Company's debt securities as of December 31, 1997 is as follows (dollars in thousands):

                                                                                                    DECEMBER 31, 1997
                                                                                       ---------------------------------------------
                                                                                              AMOUNT                     %
                                                                                       ---------------------     -------------------
RATING (1):
AAA (2).........................................................................              $     183,880             30.7%
AA..............................................................................                     90,918             15.2
A...............................................................................                    259,655             43.3
BBB.............................................................................                     64,416             10.8
                                                                                       ---------------------     -------------------
  Total.........................................................................              $     598,869             100.0%
                                                                                       =====================     ===================


--------------------

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

                                                                          PRICE RANGE
                                                       --------------------------------------------------          DIVIDENDS
                                                               HIGH                        LOW                     DECLARED
                                                       -----------------------   ------------------------   ------------------------
   1996
   ----
   First Quarter......................................          $21-5/8                  $17-5/8                    $0.11
   Second Quarter.....................................           24-1/8                   18-3/8                     0.11
   Third Quarter......................................           22-1/8                   18-1/4                     0.12
   Fourth Quarter.....................................           20-1/2                   16-5/8                     0.12

   1997
   ----
   First Quarter......................................           20-1/8                   16-3/4                     0.12
   Second Quarter.....................................           22-1/8                   16-3/8                     0.12
   Third Quarter......................................           31-3/4                   20-7/8                     0.12
   Fourth Quarter.....................................          31-5/16                  22-5/16                     0.12

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

       The following historical financial data for the five years ended December 31, 1997 have been derived from the Consolidated Financial Statements of the Company, as restated, audited by PricewaterhouseCoopers LLP, independent accountants. The following selected financial data of the Company should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited Consolidated Financial Statements appearing elsewhere herein.

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

SELECTED FINANCIAL DATA
JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except  per share and ratio data)          1997(1)          1996(1)         1995(1)         1994           1993
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
   Gross insurance premiums and
      contract charges earned                          $ 1,329,851     $ 1,730,879     $ 1,899,466     $ 1,792,087    $ 1,661,229
   Net insurance premiums and
      contract charges earned                              727,089         917,199       1,016,239         939,913        930,588
   Net investment income                                    67,219          44,559          49,804          38,145        353,869
   Total revenues                                          844,075       1,005,901       1,118,135       1,071,198      1,406,784
   Gross claims incurred on insurance
      products                                             979,428       1,311,856       1,428,289       1,226,531      1,039,693
   Net claims incurred on insurance
      products                                             508,313         664,212         733,023         609,767        555,517
   Interest expense                                          5,332           6,615           8,413           6,067          6,096
   Total benefits and expenses                             856,087       1,010,043       1,144,689       1,000,971      1,279,204
   Net (loss) income before cumulative effect
      of change in accounting principle:
        Continuing operations                               (7,791)         (1,711)        (18,900)         48,625             --
        Discontinued operations                             29,679          32,647          25,308          27,690             --
          Total                                             21,888          30,936           6,408          76,315         80,044
   Net income                                               21,888          30,936           6,408          75,774         83,126
   Net income applicable to
      common stock                                          20,538          29,586           5,058          74,424         81,776
   Per common share:
      Net (loss) income before cumulative
        effect of change in accounting principle:
        Continuing operations                                (0.36)          (0.12)          (0.80)           1.92             --
        Discontinued operations                               1.17            1.29            1.00            1.12             --
          Total                                               0.81            1.17            0.20            3.04           3.36
      Net income                                              0.81            1.17            0.20            3.02           3.49

   Average common shares outstanding                        25,400          25,295          25,328          24,623         23,422
   Cash dividends declared per
          common share                                 $      0.48     $      0.46     $      0.44     $      0.40    $      0.27

BALANCE SHEET DATA:
   Total invested assets                               $ 1,010,542     $ 5,973,502     $ 6,118,144     $ 5,675,743    $ 4,988,946
   Total assets                                          1,430,698       7,638,823       7,680,015       6,962,133      6,131,288
   Short-term debt                                          41,500          25,000          15,063          22,679         30,875
   Long-term debt                                           35,000          76,500          92,000         102,399         92,754
   Redeemable securities                                    15,286          18,687          19,416          20,181         23,776
   Stockholders' equity                                    450,910         465,211         477,231         406,724        344,197

OTHER DATA:
   Group gross medical loss ratio                             75.4%           76.3%           75.0%           69.7%          64.9%
   Group gross combined ratio                                103.1%          100.0%          100.2%           94.8%          90.6%


(1) The Company has a 50% ownership interest in an HMO joint venture, NHP Holding Company, Inc. ("NHP"). The Company previously accounted for its investment in NHP on a consolidated basis. The Company has changed its accounting policy to the equity method and restated its financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995. This change had no effect on total stockholders' equity or net income as previously reported.

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

         During the three months ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. In addition, the Company recognized approximately 70% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The net deferred gain recognized during the three months ended December 31, 1997 aggregated approximately $24.0 million. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

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

                             RESULTS OF OPERATIONS

RESULTS SUMMARY

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1997             1996             1995
                                                                ----------       ------------     ------------
                                                                     (In millions, except per share data)
 Operating income (loss) (1):
   Continuing operations . . . . . . . . . . . . . . .          $(12.3)            $(5.0)           $(18.7)
   Discontinued operations . . . . . . . . . . . . . .             8.0              37.8              22.8
      Total  . . . . . . . . . . . . . . . . . . . . .            (4.3)             32.8               4.1
 Net income (loss):
   Continuing operations . . . . . . . . . . . . . . .            (7.8)             (1.7)            (18.9)
   Discontinued operations (2) . . . . . . . . . . . .            29.7              32.6              25.3
      Total  . . . . . . . . . . . . . . . . . . . . .            21.9              30.9               6.4
 Net income applicable to common stock . . . . . . . .            20.5              29.6               5.1
 Operating income (loss) per common share (1):
   Continuing operations . . . . . . . . . . . . . . .           (0.48)            (0.20)            (0.74)
   Discontinued operations . . . . . . . . . . . . . .            0.31              1.50              0.90
      Total  . . . . . . . . . . . . . . . . . . . . .           (0.17)             1.30              0.16
 Net income per common share . . . . . . . . . . . . .            0.81              1.17              0.20
 Average common shares outstanding . . . . . . . . . .          25,400            25,295            25,328
 Average common and potentially dilutive
   shares outstanding  . . . . . . . . . . . . . . . .          25,759            25,651            25,721

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

         The following tables recast the accompanying Consolidated Statements of Income for continuing operations for the years ended December 31, 1997, 1996 and 1995 as a percent of net insurance premiums and contract charges earned ("net premiums") and provide other relevant information:

                                                                                              POINT CHANGE
                                                                                          --------------------
                                                                                                POSITIVE
                                                          YEAR ENDED DECEMBER 31,          (NEGATIVE) EFFECT
                                                     --------------------------------     --------------------
                                                      PROFORMA
                                                       1997 (1)     1996       1995         1997        1996
                                                     ----------  ---------   --------     --------    --------
Revenues:
   Gross insurance premiums and contract charges
     earned  . . . . . . . . . . . . . . . . . . .    187.2%      188.7%      186.9%       (1.5)%        1.8%
   Ceded insurance premiums and contract charges
     earned  . . . . . . . . . . . . . . . . . . .    (87.2)      (88.7)      (86.9)        1.5         (1.8)
                                                     -------     --------    --------     --------    --------
    Net insurance premiums and contract charges
     earned  . . . . . . . . . . . . . . . . . . .    100.0       100.0       100.0         -            -
   Net investment income  . . . . . . . . . . . . .     9.6         4.8         4.8         4.8          -
   Other income . . . . . . . . . . . . . . . . . .     6.6         4.5         5.4         2.1         (0.9)
   Net realized investment gains (losses) . . . . .     0.7         0.3        (0.2)        0.4          0.5
                                                    --------    ---------    --------     --------    --------
      Total revenues  . . . . . . . . . . . . . . .   116.9       109.6       110.0         7.3         (0.4)
                                                    --------    ---------    --------     --------    --------
Benefits and expenses:
   Gross claims incurred on insurance products  . .   141.6       143.0       140.5         1.4         (2.5)
   Ceded claims incurred on insurance products  . .   (68.1)      (70.6)      (68.4)       (2.5)         2.2
                                                    --------    ---------    --------     --------    --------
      Net claims incurred on insurance products . .    73.5        72.4        72.1        (1.1)        (0.3)
                                                    --------    ---------    --------     --------    --------
   Universal life and investment-type contract
    benefits:
      Interest credited to account balances . . . .     2.0         1.5         1.3         (0.5)       (0.2)
      Benefit claims incurred in excess of account
      balances  . . . . . . . . . . . . . . . . . .     0.7         0.5         0.4         (0.2)       (0.1)
   Increase (decrease) in life insurance reserves .    (0.6)       -           (0.2)         0.6        (0.2)
                                                    --------    ---------    --------     --------    --------
      Total benefits  . . . . . . . . . . . . . . .    75.6        74.4        73.6         (1.2)       (0.8)
                                                    --------    ---------    --------     --------    --------
   Commissions  . . . . . . . . . . . . . . . . . .     8.3         8.1         8.2         (0.2)        0.1
   General expenses . . . . . . . . . . . . . . . .    31.3        24.9        28.2         (6.4)        3.3
   Amortization of purchased intangibles  . . . . .     0.6         0.5         0.5         (0.1)        -
   Amortization of deferred policy acquisition
   costs  . . . . . . . . . . . . . . . . . . . . .     2.0         1.5         1.3         (0.5)       (0.2)
   Interest expense . . . . . . . . . . . . . . . .     0.8         0.7         0.8         (0.1)        0.1
                                                    --------    ---------    --------     --------    --------
      Total expenses  . . . . . . . . . . . . . . .    43.0        35.7        39.0         (7.3)        3.3
                                                    --------    ---------    --------     --------    --------
      Total benefits and expenses . . . . . . . . .   118.6       110.1       112.6         (8.5)        2.5
                                                    --------    ---------    --------     --------    --------
Loss from continuing operations before
   benefit for income taxes and equity in net
   earnings (loss) of affiliate . . . . . . . . . .   (1.7)       (0.5)       (2.6)         (1.2)        2.1
Benefit for income taxes  . . . . . . . . . . . . .   (0.5)       (0.1)       (0.9)          0.4        (0.8)
                                                    --------    ---------    --------     --------    --------
Net loss from continuing operations before equity
   in net earnings (loss) of affiliate  . . . . . .   (1.2)       (0.4)       (1.7)         (0.8)        1.3
Equity in net earnings (loss) of affiliate  . . . .    0.1         0.2        (0.2)         (0.1)        0.4
                                                    --------    ---------    --------     --------    --------
Net loss from continuing operations . . . . . . . .   (1.1)%      (0.2)%      (1.9)%        (0.9)%       1.7%
                                                    ========    =========    ========     ========    ========

                                                                                       PERCENTAGE CHANGE
                                                                                 ----------------------------
                                                 YEAR ENDED DECEMBER 31,          POSITIVE (NEGATIVE) EFFECT
                                           ------------------------------------------------------------------
                                             1997          1996         1995           1997         1996
                                           ---------   -----------    ---------    -----------   ------------
Other relevant information:
   Group insured data:
      Employers (2) . . . . . . . . . .     110,000     183,000         235,000      (39.9)%       (22.1)%
      Employee lives  . . . . . . . . .     284,000     474,000         620,000      (40.1)        (23.5)
      Group covered lives (3) . . . . .     544,000     901,000       1,190,000      (39.6)        (24.3)
   Group gross medical loss ratio . . .        75.4%       76.3%           75.0%       0.9          (1.3)


-----------------
(1) For the year ended December 31, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.
(2) Includes 22,000, 32,000 and 40,000 groups, each group made up of one individual, as of December 31, 1997, 1996 and 1995, respectively, marketed through an association trust.
(3) For the year ended December 31, 1997, group covered lives includes 45,000 lives insured under the Company's new product introduced in April 1997, as discussed below.

         During the year ended December 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the year ended December 31, 1997. All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 25.2% to $1,293.9 million for the year ended December 31, 1997 from $1,730.9 million for the year ended December 31, 1996 and 8.9% to $1,730.9 million in 1996 from $1,899.5 million for the year ended December 31, 1995.
The primary factor affecting the change in gross premiums from year to year was the decline in group covered lives. Group covered lives have declined from 1,190,000 at December 31, 1995 to 901,000 at December 31, 1996 and to 544,000
at December 31, 1997. The Company estimates that these declines in covered lives resulted in a decrease in gross premiums in 1996 of approximately $251.9 million and a decrease in gross premiums in 1997 of approximately $468.3 million. Further, the Company estimated that group gross premiums were increased by approximately $94.0 million in 1996 and $49.8 million in 1997 from rate increases and changes in insureds electives for deductibles and other product features. Gross premiums from the Company's other product lines decreased $10.7 million in 1996 and $18.5 million in 1997. The changes in the group gross premiums were estimated using an average premium per covered life. The Company can give no assurance as to the accuracy of the allocation among the various factors causing the decrease in gross premiums.

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

         Net investment income increased 50.7% to $67.2 million for the year ended December 31, 1997 from $44.6 million for the year ended December 31, 1996. As a percentage of net premiums, net investment income increased to 9.6% for the year ended December 31, 1997 from 4.8% for the year ended December 31, 1996. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations as discussed above.

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

         Total benefits decreased 23.6% to $521.8 million for the year ended December 31, 1997 from $682.8 million for the year ended December 31, 1996 and 8.7% to $682.8 million for 1996 from $748.2 million for the year ended December 31, 1995. During 1995, the Company received sufficient information to enable it to conclude that the initial premium rates on its provider excess stop-loss reinsurance product line were insufficient to pay the anticipated claims on pre-1995 business. This information included actual incurred claims received to date, as well as revised actuarial computations of future estimated claims, compared to initial estimated claims. Accordingly, the Company recorded charges of $5.8 million relating to its 50% exposure in this business. In 1996, the Company increased premium rates, revised benefits and coverage allowances, raised the amount of business ceded to 100% and ultimately reached a decision to discontinue this product line. Estimated losses during the run-off period were accrued for in 1996. Also, in the first quarter of 1995, the Company recorded a charge of $10.0 million for claims incurred in 1994 relating to the group product. As a percentage of net premiums, total benefits were 75.6%, 74.4% and 73.6% for the years ended December 31, 1997, 1996 and 1995, respectively. These increases are primarily attributable to the decrease in the size of the group division relative to the other product lines of the Company which generally incur a higher ratio of benefits to net premiums than the group division. The group gross medical loss ratio was 75.4%, 76.3% and 74.3% (excluding the $10.0 million charge discussed above) for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in the medical loss ratio from 1996 to 1997 is generally attributable to the premium rate increases and other actions which have been taken by the Company during the past two years. Much of the gross medical loss ratio improvement over the prior year is recorded as an experience refund under the Group Reinsurance Agreement and is included in other income, as discussed above.

         General expenses decreased 5.0% to $216.5 million for the year ended December 31, 1997 from $227.9 million for the year ended December 31, 1996 and decreased 20.4% to $227.9 million for 1996 from $286.4 million for the year ended December 31, 1995. As a percentage of net premiums, general expenses were 31.3%, 24.9% and 28.2% for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the Company restructured its operations in conjunction with the closing of the sales of the Annuity Operations and Western Diversified Group and anticipated reduced premium volume in its group operations. Accordingly, the Company reduced its workforce by approximately 1,000 employees or 36% during 1997. In addition, during the three months ended December 31, 1997, the Company recognized an impairment of intangible assets relating to operations to be disposed of and severance and other charges relating to further reductions in workforce resulting from the continued decrease in premium volume in the group operations. Accordingly, the Company incurred a total pre-tax charge to continuing operations of $35.0 million during 1997. During the years ended December 31, 1996 and 1995, the Company incurred pre-tax charges of $6.7 million and $20.4 million, respectively, related to its strategic evaluation of operations. Excluding these charges for all periods, general expenses decreased 17.9% to $181.5 million for the year ended December 31, 1997 from $221.2 million for the year ended December 31, 1996, which was a 16.8% decrease from $266.0 million for the year ended December 31, 1995. These decreases are primarily due to the reduction in workforce and other expense reductions which have been implemented during 1997 and 1996.

         The Company's income tax provisions differ from the amounts determined by multiplying total income before income taxes by the statutory federal income tax rate of 35% primarily due to permanent differences including goodwill amortization, non-taxable investment income, non-deductible expenses and other items.

         The Company's investment in the HMO joint venture is accounted for under the equity method. The NHP joint venture was formed in the third quarter of 1994 with a physician hospital organization. Covered lives in the HMO have increased from 43,000 at December 31, 1995 to 81,000 at December 31, 1996 and to 111,000 at December 31, 1997. The Company's 50% share of the net income
(loss) of NHP was $1.0 million, $2.1 million and ($2.0) million for the years ended December 31, 1997, 1996 and 1995, respectively.


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

                        LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         The Company maintains a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). As of December 31, 1997, the Company had $23.5 million available under the revolving credit loan. In April 1997, the Company made a scheduled principal payment under the Credit Agreement of $25.0 million. The principal amount of outstanding indebtedness of the Company was $76.5 million as of December 31, 1997 as compared to $101.5 million and $107.1 million as of December 31, 1996 and 1995, respectively. Future required principal payments as of December 31, 1997 are $41.5 million in 1998 and $35.0 million in 1999. As of December 31, 1997, the Company's ratio of debt and redeemable securities to stockholders' equity was 0.20 to 1 as compared to 0.26 and 0.27 to 1 as of December 31, 1996 and 1995, respectively. The weighted average interest rates on the Company's indebtedness were approximately 6.4%, 6.3% and 6.9% for 1997, 1996 and 1995, respectively.

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

                                                                      AMOUNT OF DIVIDEND
                                                             ------------------------------------
  MONTH OF DECLARATION             PAYMENT MONTH               PER SHARE             AGGREGATE
------------------------        -------------------          --------------       ---------------
    December 1995                   January 1996               $ 0.11               $ 2.8
    March 1996                      April 1996                   0.11                 2.8
    June 1996                       July 1996                    0.11                 2.8
    September 1996                  October 1996                 0.12                 3.0
    December 1996                   January 1997                 0.12                 3.0
    March 1997                      April 1997                   0.12                 3.0
    June 1997                       July 1997                    0.12                 3.0
    September 1997                  October 1997                 0.12                 3.1
    December 1997                   January 1998                 0.12                 3.0
    March 1998                      April 1998                   0.12                 2.9


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

         Principal sources of funds at the insurance company level are insurance premiums, contract charges earned, annuity considerations collected, net investment income received and proceeds from investments that have been sold, called or matured, or from loans that have been repaid. The principal uses of these funds are the payment of operating expenses, the payment of claims and benefits on insurance policies, the purchase of investments and the payment of indebtedness. Net cash (used in) provided by operating activities (reflecting principally (i) premiums and contract charges collected less claims and benefits on insurance products plus (ii) interest collected on invested assets less (iii) commissions and other general expenses paid, together with
(iv) the inflows or outflows from the purchases or sales of trading account securities) was $(5.5) million, $292.4 million and $376.5 million in 1997, 1996 and 1995, respectively. The net decrease in cash flows from operating activities from 1996 to 1997 was generally due to the sale of the Annuity Operations and the reduction in the volume of the group business, partially offset by decreased operating expenses.

         Net cash provided by (used in) investing activities (reflecting principally investments purchased and loans made, less investments sold or matured, and loans repaid) was $42.8 million, $31.2 million and $(193.0) million in 1997, 1996 and 1995, respectively. In conjunction with the Company's announcement in March 1996 that it was selling its Annuity Operations, the Company reduced production of new mortgages in 1996 while experiencing increased repayments. In anticipation of cash needs relating to the sale of the Annuity Operations and the possible use of the proceeds as discussed below, the Company maintained the additional cash generated from the mortgage repayments in cash equivalents, as opposed to reinvesting these funds in other instruments. This resulted in the increase in cash provided by investing activities in 1996.

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

         Cash flow from financing activities consists of net proceeds from exercise of stock options, purchases of treasury shares, dividend payments on preferred and common stock, additions to and repayments of indebtedness, as well as receipts and payments on the Company's annuity and universal life products. Net cash used in financing activities was $161.8 million, $270.4 million and $155.4 million in 1997, 1996 and 1995, respectively. The Company purchased shares of common stock for aggregate purchase prices of $22.7 million and $3.2 million during 1997 and 1995, respectively. Deposits received from universal life and investment-type contracts were $81.7 million, $453.2 million and $886.3 million in 1997, 1996 and 1995, respectively. Payments to contract holders of these products consist of surrenders, partial withdrawals, death claims and annuitized benefits. Such payments for these same periods aggregated $184.7 million, $705.6 million and $666.7 million, respectively. During 1995, the Company paid $342.0 million pursuant to a reinsurance agreement to cede 90% of certain annuity contracts. The amount of cash and cash equivalents at December 31, 1997, 1996 and 1995 was $15.2 million, $139.7 million and $86.6 million, respectively.

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

         The Annuity Operations historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities.
In 1996 and during 1997 prior to the sale of the Annuity Operations on March 31, 1997, surrenders or other payments exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company no longer has the positive cash flows from operations or negative cash flows from financing activities in connection with this business. The Company realized net positive cash flows from operations for the three months ended March 31, 1997 of $93.6 million, but experienced net negative cash flows from operations of $99.1 million for the nine months ended December 31, 1997. This decrease was primarily attributable to the sale of the Annuity Operations, a reduction in operating income and the timing of settlements of accruals previously established for severance and related charges. In addition, the majority of the net negative cash flows from financing activities of $161.8 million for the year ended December 31, 1997, which includes payments on investment contracts, will no longer be experienced. Future cash flows from investing activities will be reduced from historical levels as the Company's investment portfolio has been reduced from approximately $6.0 billion at December 31, 1996 to approximately $1.0 billion at December 31, 1997 following the sale of the Annuity Operations.

         During 1997, the Company expended approximately $2.7 million for the Year 2000 project. The Company currently expects to incur between approximately $15.0 million and $20.0 million during 1998 and 1999 relating to the year 2000 project.

          The Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to fund operations and to service its debt, redeem preferred stock and meet anticipated dividend requirements. See Notes 6, 13, 14 and 16 to the Consolidated Financial Statements for a discussion of liquidity, quality, composition and fair values of the Company's invested asset portfolio.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 20, 1998, except as to
Note 7, which is dated as of July 29, 1998, filed as part of this Report, beginning on page F-1. Unaudited quarterly financial information is filed as a part of this Report on page F-31.

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

                                    PART III


         The information required under Part III (Items 10, 11, 12 and 13, except for the information regarding the executive officers of the Company, which is included in Part II of this Annual Report on Form 10-K/A No. 2 beginning on page 13 was provided on the Annual Report on Form 10-K for the year ended December 31, 1997, as amended. The Annual Report on Form 10-K as amended is incorporated by reference in this Annual Report on Form 10-K/A No. 2.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The following report and consolidated financial statements are filed as part of this Report beginning on Page F-1:


                                                                                                                        Page
                                                                                                                         No.
                                                                                                                        ----

      Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

      Consolidated Balance Sheets as of
                 December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

      Consolidated Statements of Income for the Years
                 Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

      Consolidated Statements of Changes in Stockholders' Equity
                 for the Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

      Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

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

         21.1        Subsidiaries  of the  Registrant.   Filed as  Exhibit 21.1  to the  Registrant's Annual
                     Report on Form  10-K for the fiscal  year ended December 31,  1997 (Commission File No.
                     1-11396) and incorporated herein by reference.

        *23.1        Consent of Independent Accountants.

        *27.1        Financial Data Schedule.

         99.1        Financial  Statements of the  John Alden Financial Corporation  Employee Stock Purchase
                     Plan for the year ended December  31, 1997.  Filed as Exhibit 99.1 to the  Registrant's
                     Annual Report  on Form  10-K for  the fiscal year ended  December 31,  1997 (Commission
                     File No. 1-11396) and incorporated herein by reference.

-----------------------
*     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 29th day of July 1998.

                                        JOHN ALDEN FINANCIAL CORPORATION


                                        By: /s/ Scott L. Stanton
                                           -----------------------------
                                        Scott L. Stanton
                                        Senior Vice President and Chief
                                        Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on July 29th, 1998.

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


/s/ Norman E. Crocker                              Director
--------------------------
Norman E. Crocker


/s/                                                Director
--------------------------
David P. Gardner


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


/s/ Carl F. Geuther                                Director
--------------------------
Carl F. Geuther


/s/ Linda Jenckes                                  Director
--------------------------
Linda Jenckes


/s/ Lynn G. Merritt                                Director
--------------------------
Lynn G. Merritt


/s/ James L. Moorefield                            Director
--------------------------
James L. Moorefield


/s/ Marvin Assofsky                                Director
--------------------------
Marvin Assofsky


/s/                                                Director
--------------------------
Lonnie R. Wright



               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page No.
                                                           --------
Report of Independent Accountants.........................  F-2

Consolidated Balance Sheets...............................  F-3

Consolidated Statements of Income.........................  F-4

Consolidated Statements of Changes in Stockholders'
  Equity..................................................  F-5

Consolidated Statements of Cash Flows.....................  F-6

Notes to Consolidated Financial Statements................  F-7


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

As described in Note 7, the Company has changed its accounting for its investment in NHP Holding Company, Inc. to the equity method.



/s/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PRICEWATERHOUSECOOPERS LLP

Miami, Florida
March 20, 1998, except as to Note 7,
which is dated as of July 29, 1998

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                        DECEMBER 31,
                                                                                               -------------------------------
                                                    ASSETS                                          1997             1996
                                                                                               --------------   --------------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $46,464 and $46,884)..............   $      44,780    $      45,357
   Available-for-sale securities, at market (cost $518,018 and $4,185,263)..................         550,585        4,248,774
   Trading account securities, at market (cost $3,411 and $4,435)...........................           3,504            4,518
Equity securities, at market (cost $8 and $73,692)..........................................              23           82,098
Investment in affiliate.....................................................................           5,066            4,109
Mortgage loans..............................................................................         145,770        1,449,242
Investment in real estate, at cost, less accumulated depreciation of $3,621 and $2,008......          40,354           39,903
Real estate owned...........................................................................           3,021           11,483
Policy loans and other notes receivable.....................................................          41,247           81,647
Short-term investments......................................................................         176,192            6,371
                                                                                               --------------   --------------
     Total invested assets..................................................................       1,010,542        5,973,502
Cash and cash equivalents...................................................................          15,238          139,710
Accrued investment income...................................................................          15,525           65,727
Deferred policy acquisition costs...........................................................          32,161          239,622
Property and equipment, at cost, less accumulated depreciation of $14,441 and $23,462.......          69,616           69,293
Reinsurance receivables.....................................................................         169,588          204,379
Investment deposits recoverable.............................................................          17,537          766,286
Other assets................................................................................         100,491          180,304
                                                                                               --------------   --------------
       Total assets.........................................................................   $   1,430,698    $   7,638,823
                                                                                               ==============   ==============

        LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities:
      Contract holder deposit funds.........................................................   $     341,954    $   6,271,779
      Other benefit and claim reserves......................................................         366,546          436,243
      Unearned premium reserves.............................................................          17,770          152,605
  Short-term debt...........................................................................          41,500           25,000
  Accounts payable and other liabilities....................................................          95,907          115,467
  Funds payable under reinsurance treaties..................................................          44,787           77,331
  Long-term debt............................................................................          35,000           76,500
  Deferred gain on sale of discontinued operations..........................................          21,038                -
                                                                                               --------------   --------------
        Total liabilities...................................................................         964,502        7,154,925
                                                                                               --------------   --------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value; 150,000 shares authorized, issued and outstanding; mandatory redemption value of $100 per share; including
     accrued dividends of $286;  $101.91 per share..........................................          15,286           15,286
  Common stock, $.01 par value; -- and 667,430 shares
     authorized, issued and outstanding.....................................................               -            3,401
                                                                                               --------------   --------------
        Total redeemable securities.........................................................          15,286           18,687
                                                                                               --------------   --------------
Stockholders' equity:
  Common stock, $.01 par value; 75,000,000 and 74,332,570 shares authorized;
      25,953,525 and 25,055,843 shares issued; 24,655,856
      and 24,668,108 shares outstanding.....................................................             259              250
  Paid-in capital...........................................................................         187,422          181,863
  Net unrealized gain on investments, net of income taxes...................................          17,706           26,977
  Retained earnings.........................................................................         276,552          268,109
  Redemption value of common stock in excess of cost........................................               -           (2,669)
  Unearned compensation.....................................................................            (357)            (643)
  Treasury stock, at cost; 1,297,669 and 387,735 shares.....................................         (30,672)          (8,676)
                                                                                               --------------   --------------
       Total stockholders' equity...........................................................         450,910          465,211
                                                                                               --------------   --------------
       Total liabilities, redeemable securities and stockholders' equity....................   $   1,430,698    $   7,638,823
                                                                                               ==============   ==============




                 See Notes to Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------------
                                                                                             1997          1996          1995
                                                                                         ------------- ------------- -------------
Revenues:
   Gross insurance premiums and contract charges earned................................  $  1,329,851  $  1,730,879  $  1,899,466
   Ceded insurance premiums and contract charges earned................................      (602,762)     (813,680)     (883,227)
                                                                                         ------------- ------------- -------------
        Net insurance premiums and contract charges earned.............................       727,089       917,199     1,016,239
   Net investment income...............................................................        67,219        44,559        49,804
   Other income, including experience refunds and expense allowances
       on reinsurance ceded of $37,401, $32,172 and $46,204............................        44,962        41,091        54,485
   Net realized investment gains (losses)..............................................         4,805         3,052        (2,393)
                                                                                         ------------- ------------- -------------
               Total revenues..........................................................       844,075     1,005,901     1,118,135
                                                                                         ------------- ------------- -------------
Benefits and expenses:
    Gross claims incurred on insurance products........................................       979,428     1,311,856     1,428,289
    Ceded claims incurred on insurance products........................................      (471,115)     (647,644)     (695,266)
                                                                                         ------------- ------------- -------------
        Net claims incurred on insurance products......................................       508,313       664,212       733,023
    Universal life and investment-type contract benefits:
        Interest credited to account balances..........................................        13,753        13,562        12,959
        Benefit claims incurred in excess of account balances..........................         4,735         4,895         3,962
    Increase (decrease) in life insurance reserves.....................................        30,775           132        (1,717)
                                                                                         ------------- ------------- -------------
                Total benefits.........................................................       557,576       682,801       748,227
                                                                                         ------------- ------------- -------------
    Commissions, net of commissions ceded of $52,257, $73,537 and $75,643..............        57,607        74,110        83,362
    General expenses, net of expenses ceded of $51,615, $78,927 and $78,518............       216,544       227,877       286,399
    Amortization of purchased intangibles..............................................         4,218         4,786         4,833
    Amortization of deferred policy acquisition costs..................................        14,810        13,854        13,455
    Interest expense...................................................................         5,332         6,615         8,413
                                                                                         ------------- ------------- -------------
                Total expenses.........................................................       298,511       327,242       396,462
                                                                                         ------------- ------------- -------------
                Total benefits and expenses............................................       856,087     1,010,043     1,144,689
                                                                                         ------------- ------------- -------------
Loss from continuing operations before benefit for income taxes and
    equity in net earnings of affiliate................................................       (12,012)       (4,142)      (26,554)
Benefit for income taxes...............................................................        (3,265)         (295)       (9,637)
                                                                                         ------------- ------------- -------------
Net loss from continuing operations before equity in net earnings (loss) of affiliate..        (8,747)       (3,847)      (16,917)
Equity in net earnings (loss) of affiliate.............................................           956         2,136        (1,983)
                                                                                         ------------- ------------- -------------
Net loss from continuing operations....................................................        (7,791)       (1,711)      (18,900)
Net income from discontinued operations:
   Income from Annuity Operations and Western Diversified Group (net of income
       taxes of $3,541, $18,840 and $15,451)...........................................         5,693        32,647        25,308
   Gain on disposal of Annuity Operations and Western Diversified Group (net of
       income taxes of $28,828, $--, and $--)..........................................        23,986             -             -
                                                                                         ------------- ------------- -------------
Net income.............................................................................  $     21,888  $     30,936  $      6,408
                                                                                         ============= ============= =============

Net income applicable to common stock..................................................  $     20,538  $     29,586  $      5,058
                                                                                         ============= ============= =============
Net income per common share (see Note 3):
      Net loss from continuing operations..............................................  $      (0.36) $      (0.12) $      (0.80)
      Net income from discontinued operations..........................................          1.17          1.29          1.00
                                                                                         ------------- ------------- -------------
      Net income.......................................................................  $       0.81  $       1.17  $       0.20
                                                                                         ============= ============= =============

Net income per common share - assuming dilution (see Note 3):
      Net loss from continuing operations..............................................  $      (0.35) $      (0.12) $      (0.78)
      Net income from discontinued operations..........................................          1.15          1.27          0.98
                                                                                         ------------- ------------- -------------
      Net income.......................................................................  $       0.80  $       1.15  $       0.20
                                                                                         ============= ============= =============


                 See Notes to Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                     VALUE OF
                                                                                             NET                      COMMON
                                                      NUMBER OF                           UNREALIZED                 STOCK IN
                                                       SHARES       COMMON    PAID-IN   GAIN (LOSS) ON   RETAINED    EXCESS OF
                                                     OUTSTANDING    STOCK     CAPITAL     INVESTMENTS    EARNINGS      COST
                                                    ------------- --------- ----------- --------------- ---------- ------------

Balance, December 31, 1994........................    24,246,161  $    245  $  180,401  $  (20,348)     $ 256,252      (3,645)
Net income........................................                                                          6,408
Change in net unrealized gain (loss)..............                                          78,389
Redeemable preferred stock
   dividends ($9.00 per share)....................                                                         (1,350)
Change in redemption value of
   common stock...................................                                                                        922
Common stock dividends ($0.44 per share)..........                                                        (11,143)
Exercise of stock options ........................        91,340         1         329
Treasury stock acquired...........................      (165,000)
Stock option compensation expense.................                                 256
Adjustment of put holder shares to market value...                                                                     (1,489)
Transfer from redeemable common stock.............       225,638         2         168                                  1,162
                                                    ------------- --------- ----------- -----------   ------------ ------------
Balance, December 31, 1995........................    24,398,139       248     181,154      58,041        250,167      (3,050)
Net income........................................                                                         30,936
Change in net unrealized gain (loss)..............                                         (31,064)
Redeemable preferred stock
   dividends ($9.00 per share)....................                                                         (1,350)
Change in redemption value of
   common stock...................................                                                                        401
Common stock dividends ($0.46 per share)..........                                                        (11,644)
Exercise of stock options ........................        50,425         1         268
Unearned compensation - treasury stock grant......        36,000                    95
Compensation expense recognized...................
Adjustment of put holder shares to market value...                                                                        (24)
Transfer from redeemable common stock.............       183,544         1         346                                      4
                                                    ------------- --------- ----------- -----------   ------------ ------------
Balance, December 31, 1996........................    24,668,108       250     181,863      26,977        268,109      (2,669)
Net income........................................                                                         21,888
Change in net unrealized gain (loss)..............                                          (9,271)
Redeemable preferred stock
   dividends ($9.00 per share)....................                                                         (1,350)
Change in redemption value of
   common stock...................................                                                                     (2,941)
Common stock dividends ($0.48 per share)..........                                                        (12,095)
Exercise of stock options ........................       262,018         2       4,834
Treasury stock acquired...........................      (941,700)
Compensation expense recognized...................
Adjustment of put holder shares to market value...                                                                     (3,181)
Transfer from redeemable common stock.............       667,430         7         725                                  8,791
                                                    ------------- --------- ----------- -----------   ------------ ------------
Balance, December 31, 1997........................    24,655,856  $    259  $  187,422  $   17,706    $   276,552  $        -
                                                    ============= ========= =========== ===========   ============ ===========


                                                         UNEARNED      TREASURY  STOCKHOLDERS'
                                                       COMPENSATION     STOCK        EQUITY
                                                       ------------  ----------- -------------

Balance, December 31, 1994........................     $       -    $   (6,181)  $   406,724
Net income........................................                                     6,408
Change in net unrealized gain (loss)..............                                    78,389
Redeemable preferred stock
   dividends ($9.00 per share)....................                                    (1,350)
Change in redemption value of
   common stock...................................                                       922
Common stock dividends ($0.44 per share)..........                                   (11,143)
Exercise of stock options ........................                          55           385
Treasury stock acquired...........................                      (3,203)       (3,203)
Stock option compensation expense.................                                       256
Adjustment of put holder shares to market value...                                    (1,489)
Transfer from redeemable common stock.............                                     1,332
                                                       ----------- ------------- ------------
Balance, December 31, 1995........................            --        (9,329)      477,231
Net income........................................                                    30,936
Change in net unrealized gain (loss)..............                                   (31,064)
Redeemable preferred stock
   dividends ($9.00 per share)....................                                    (1,350)
Change in redemption value of
   common stock...................................                                       401
Common stock dividends ($0.46 per share)..........                                   (11,644)
Exercise of stock options ........................                          10           279
Unearned compensation - treasury stock grant......          (738)          643            --
Compensation expense recognized...................            95                          95
Adjustment of put holder shares to market value...                                       (24)
Transfer from redeemable common stock.............                                       351
                                                       ----------- ------------- ------------
Balance, December 31, 1996........................          (643)       (8,676)      465,211
Net income........................................                                    21,888
Change in net unrealized gain (loss)..............                                    (9,271)
Redeemable preferred stock
   dividends ($9.00 per share)....................                                    (1,350)
Change in redemption value of
   common stock...................................                                    (2,941)
Common stock dividends ($0.48 per share)..........                                   (12,095)
Exercise of stock options ........................                         707         5,543
Treasury stock acquired...........................                     (22,703)      (22,703)
Compensation expense recognized...................           286                         286
Adjustment of put holder shares to market value...                                    (3,181)
Transfer from redeemable common stock.............                                     9,523
                                                       ----------- ------------- ------------
Balance, December 31, 1997........................     $    (357)  $   (30,672)  $   450,910
                                                       =========== ============= ============



                See Notes to Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                             -------------------------------------
                                                                                                  1997         1996        1995
                                                                                             ------------  ------------ ----------
Cash flows from operating activities:
  Net income................................................................................ $  21,888     $  30,936    $  6,408
  Adjustments to reconcile net income to net cash provided by operating activities:
    Net realized investment (gains) losses..................................................    (1,322)        5,000      (1,476)
    Equity in net (earnings) loss of affiliate..............................................      (956)       (2,136)      1,983
    Depreciation and amortization...........................................................      2,842       (7,372)      7,387
    Policy acquisition costs deferred, net of amortization .................................      9,686        7,789     (30,975)
    Amortization of purchased intangibles...................................................      6,911       12,316      17,380
    Inflows from net sales, maturities, calls and purchases of trading account securities...        --         1,000       6,570
    Interest credited on universal life and investment type contracts.......................     81,139      302,756     324,071
    Surrender and other contract charges....................................................    (19,521)     (28,548)    (27,563)
    Recognition of net deferred gain on sale of discontinued operations.....................    (23,986)          --          --
    (Decrease) increase in contract holder liabilities......................................    (44,726)     (14,969)    112,560
    Increase in accrued investment income...................................................     (1,837)      (1,284)     (4,175)
    Decrease (increase) in reinsurance receivables and investment deposits recoverable......      7,249      (18,163)    (39,935)
    Decrease (increase) in other assets.....................................................      2,889        5,156      (9,142)
    (Decrease) increase in accounts payable and other liabilities...........................    (32,889)         988       3,729
    (Decrease) increase in federal income taxes payable.....................................    (30,859)      10,617       1,263
    Increase (decrease) in funds payable under reinsurance treaties.........................     18,016      (11,693)      8,430
                                                                                             ------------  ------------ ----------
  Net cash (used in) provided by operating activities.......................................     (5,476)     292,393     376,515
                                                                                             ------------  ------------ ----------
Cash flows from investing activities:
    Proceeds from investments sold:
            Available-for-sale..............................................................    281,756      527,346     512,997
            Equity securities...............................................................        120        1,383      66,373
            Real estate owned...............................................................     12,672       11,327      10,514
      Maturities, calls and scheduled loan payments:
            Held-to-maturity................................................................      1,396       88,693      74,515
            Available-for-sale..............................................................     91,304      159,574     105,458
            Mortgage loans and other notes receivable.......................................    179,190      368,854     189,036
       Investments purchased:
            Held-to-maturity................................................................         --     (121,418)   (128,138)
            Available-for-sale..............................................................    (57,599)    (634,821)   (576,858)
            Equity securities...............................................................        (50)        (346)    (27,179)
            Mortgage loans and other notes receivable.......................................   (131,779)    (327,838)   (420,355)
            Investment in real estate.......................................................     (2,066)     (19,904)     (1,117)
     (Outflows) inflows from net sales and purchases of short-term investments .............   (172,452)        (266)      9,134
     Sales of property, equipment and capitalized software projects.........................         --           --      28,429
     Sale of Annuity Operations.............................................................   (177,616)          --          --
     Sale of Western Diversified Group .....................................................     23,289           --          --
     Purchases of property, equipment and other ............................................     (5,337)     (21,432)    (35,794)
                                                                                             ------------  ------------ ----------
   Net cash provided by (used in) investing activities......................................     42,828       31,152    (192,985)
                                                                                             ------------  ------------ -----------
Cash flows from financing activities:
     Proceeds from borrowings of short-term and long-term debt..............................         --       26,000      27,000
     Repayments of borrowings of short-term and long-term debt..............................    (25,000)     (31,563)    (45,015)
     Receipts from universal life and investment-type contracts.............................     81,716      453,185     886,270
     Payments on universal life and investment-type contracts...............................   (184,718)    (705,579)   (666,663)
     Purchase of  treasury stock............................................................    (22,703)          --      (3,203)
     Payment of dividends...................................................................    (13,527)     (12,731)    (12,248)
     Exercises of stock options.............................................................      4,488          279         385
     Payments made under reinsurance agreement..............................................     (2,080)          --    (341,956)
                                                                                             ------------  ------------ -----------
   Net cash used in financing activities....................................................   (161,824)    (270,409)   (155,430)
                                                                                             ------------  ------------ -----------
Net (decrease) increase in cash and cash equivalents........................................   (124,472)      53,136      28,100
Cash and cash equivalents, beginning of period .............................................    139,710       86,574      58,474
                                                                                             ------------  ------------ -----------
Cash and cash equivalents, end of period ................................................... $   15,238    $ 139,710    $ 86,574
                                                                                             ============  ============ ===========





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

       Equity securities are reported at market value, with the resulting unrealized gains and losses, net of applicable income taxes and deferred policy acquisition costs, credited or charged to stockholders' equity. Investment in affiliate, which represents a 50% ownership interest in an HMO venture, is accounted for under the equity method. Gain or loss on the sale of securities is computed on the specific identification method. Policy loans are carried at the unpaid principal balance. Mortgage loans are carried at the unpaid principal balance less unamortized discounts, write-downs and a valuation reserve. The valuation reserve is determined by both a historical analysis and specific loan analysis. Mortgage discounts are deferred and amortized to call dates. The Company's policy of placing mortgage loans on non-accrual status (i.e., no longer accruing investment income) is at the earlier of 90 days past due or at the commencement of foreclosure. Investment in real estate represents land and buildings and is carried at cost, less accumulated depreciation. Real estate owned represents foreclosed mortgage loan collateral and is held for sale and carried at cost less allowances for selling costs and impairments in value. Short-term investments, comprised primarily of U.S. Treasury notes, are carried at amortized cost, which approximates market value. The investment portfolio is continuously reviewed for investments that may have experienced a decline in value considered to be other than temporary. Provisions for impairments that are considered other than temporary are included in net realized investment gains (losses).

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

       Group Life and Health. All of the Company's Group Life and Health insurance contracts are classified as short duration. Premiums are recognized as revenue prorata over the period of the contract. Policy acquisition costs are generally expensed as incurred. Policy acquisition costs (excess first year commissions and other incremental issue costs) on certain group products are deferred and amortized generally over seven years relative to the expected revenue stream. Aggregate deferred policy acquisition costs of the group life and health business are monitored for purposes of assessing recoverability. The liability for policy claims represents management's estimate of the ultimate liability associated with reported claims. Liabilities for incurred-but-not-reported claims are estimated based on Company experience. Changes in the estimated cost to settle unpaid claims are charged or credited to operations periodically as the estimates are revised.

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

Other Assets

       The excess of cost over the fair values of net assets of companies acquired is amortized on a straight-line basis over lives ranging from 15 to 25 years. At December 31, 1997, the balances of net goodwill and accumulated amortization were approximately $35.9 million and $24.4 million, respectively. The corresponding amounts at December 31, 1996 were $84.1 million and $47.8 million, respectively. The Company periodically reviews the recoverability of goodwill from future cash flows, and adjusts the carrying value as required. At December 31, 1997 and 1996, the Company determined that goodwill, net of accumulated amortization, was not impaired. At December 31, 1997 and 1996, value of insurance in force was approximately $5.7 million and $9.2 million, respectively.

       The Company capitalizes certain software development costs related to major systems conversions and enhancements. The unamortized amounts of capitalized software costs were approximately $9.3 million and $7.5 million as of December 31, 1997 and 1996, respectively. Such costs are being amortized on the straight-line method over a three to five-year period.

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

       The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for the year ended December 31, 1996. SFAS No. 123 establishes a fair value based accounting method of accounting for stock-based compensation plans. As permitted under the statement, the Company has elected to continue to apply the provisions of APB 25 and to comply with the disclosure requirements of SFAS No. 123. There was no effect on the Company's results of operations or financial position upon adoption of the statement. SFAS No. 123 disclosures of the pro forma effects of stock options and awards granted in 1995, 1996 and 1997 are provided in Note 18.

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

Net Income Per Common Share

       Net income per common share is determined by dividing net income, as adjusted below, by applicable average common shares outstanding (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                   1997               1996               1995
                                                 --------           --------           --------
Net income .................................     $ 21,888           $ 30,936           $  6,408
Preferred stock dividends ..................       (1,350)            (1,350)            (1,350)
                                                 --------           --------           --------
Net income applicable to common stock ......     $ 20,538           $ 29,586           $  5,058
                                                 ========           ========           ========
Average common shares outstanding ..........       25,400             25,295             25,328
Potentially dilutive securities ............          359                356                393
                                                 --------           --------           --------
Average common and potentially dilutive
   shares outstanding ......................       25,759             25,651             25,721
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

NOTE 5 -- DISCONTINUED OPERATIONS

       On March 31, 1997, the Company sold the Annuity Operations to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of JANY and the coinsurance of substantially all of the annuity business of JALIC. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 1997, approximately 70% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

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

       During the three months ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. In addition, the Company recognized approximately 70% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The net deferred gain recognized during the three months ended December 31, 1997 aggregated approximately $24.0 million. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

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

       Total revenues for the discontinued operations for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1997              1996              1995
                                   --------          --------          --------
Annuity Operations ...........     $102,909          $432,615          $459,894
Western Diversified Group ....       52,935            62,240            54,595


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

NOTE 6 -- INVESTMENTS

       The amortized cost and estimated market value of investments in held-to-maturity and available-for-sale securities as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                                            DECEMBER 31, 1997
                                                       ------------------------------------------------------------
                                                                          GROSS            GROSS          ESTIMATED
                                                       AMORTIZED        UNREALIZED       UNREALIZED         MARKET
                                                         COST             GAINS            LOSSES           VALUE
                                                       ---------        ----------       ----------       ---------
HELD-TO-MATURITY
----------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies ....     $ 4,513          $    42          $    --          $ 4,555
Corporate securities ..............................      20,940              948                            21,888
Mortgage-backed securities ........................      19,327              694                            20,021
                                                        -------          -------          -------          -------
     Total ........................................     $44,780          $ 1,684          $    --          $46,464
                                                        =======          =======          =======          =======

                                                                            DECEMBER 31, 1996
                                                       ------------------------------------------------------------
                                                                          GROSS            GROSS          ESTIMATED
                                                       AMORTIZED        UNREALIZED       UNREALIZED         MARKET
                                                         COST             GAINS            LOSSES           VALUE
                                                       ---------        ----------       ----------       ---------
HELD-TO-MATURITY
----------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies ....     $ 5,090          $    63          $    --          $ 5,153
Corporate securities ..............................      21,049            1,026               --           22,075
Mortgage-backed securities ........................      19,218              547             (109)          19,656
                                                        -------          -------          -------          -------
     Total ........................................     $45,357          $ 1,636          $  (109)         $46,884
                                                        =======          =======          =======          =======

                                                                            DECEMBER 31, 1997
                                                       ------------------------------------------------------------
                                                                          GROSS            GROSS          ESTIMATED
                                                       AMORTIZED        UNREALIZED       UNREALIZED         MARKET
                                                         COST             GAINS            LOSSES           VALUE
                                                       ---------        ----------       ----------       ---------
AVAILABLE-FOR-SALE
------------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies ....    $ 39,478          $ 1,060           $ (49)          $40,489
Debt securities issued by foreign governments .....       1,073              155              (1)            1,227
Corporate securities ..............................     329,026           24,516             (16)          353,526
Mortgage-backed securities ........................     132,161            6,773             (24)          138,910
Asset-backed securities ...........................      16,280              212             (59)           16,433
                                                       --------          -------           -----          --------
     Total ........................................    $518,018          $32,716           $(149)         $550,585
                                                       ========          =======           =====          ========

                                                                                  DECEMBER 31, 1996
                                                        -----------------------------------------------------------------------
                                                                               GROSS               GROSS             ESTIMATED
                                                        AMORTIZED           UNREALIZED          UNREALIZED             MARKET
                                                           COST                GAINS               LOSSES              VALUE
                                                        ----------          ----------          ----------           ----------
AVAILABLE-FOR-SALE
------------------

U.S. Treasury securities and obligations
  of U.S. government corporations and agencies ....     $1,037,987          $   16,703          $  (11,806)          $1,042,884
Obligations of state and local governments ........         25,854               1,705                 (63)              27,496
Debt securities issued by foreign governments .....         15,625                 663                 (22)              16,266
Corporate securities ..............................      1,443,202              49,490              (4,541)           1,488,151
Mortgage-backed securities ........................      1,207,351              19,879             (13,058)           1,214,172
Asset-backed securities ...........................        455,244               6,765              (2,204)             459,805
                                                        ----------          ----------          ----------           ----------
     Total ........................................     $4,185,263          $   95,205          $  (31,694)          $4,248,774
                                                        ==========          ==========          ==========           ==========

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

                                                                       DECEMBER 31, 1997
                                                ---------------------------------------------------------------
                                                     HELD-TO-MATURITY                   AVAILABLE-FOR-SALE
                                                ---------------------------         ---------------------------
                                                                  ESTIMATED                           ESTIMATED
                                                AMORTIZED          MARKET           AMORTIZED          MARKET
                                                  COST              VALUE             COST              VALUE
                                                ---------         ---------         ---------         ---------
Due in one year or less ...................     $     --          $     --          $ 30,326          $ 30,680
Due after one year through five years .....       17,829            18,395           125,200           133,132
Due after five years through ten years ....        9,557            10,006           244,094           262,412
Due after ten years .......................       17,394            18,063           118,398           124,361
                                                --------          --------          --------          --------
     Total ................................     $ 44,780          $ 46,464          $518,018          $550,585
                                                ========          ========          ========          ========

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

       The Company's mortgage loan investments are diversified by property type, location and loan size. Generally, loans do not exceed 75% of the property's value at the time the loan is made. At December 31, 1997, mortgage loan investments were concentrated in the following property types (dollars in thousands):

                                                                                                            PERCENTAGE
                                                                                                             OF TOTAL
PROPERTY TYPE:                                                            CARRYING VALUE                    MORTGAGES
                                                                          --------------                    ---------
Residential..................................................                 $  22,697                         15.5%
Commercial:
   Retail space..............................................                    69,784                         47.9
   Office buildings..........................................                    33,022                         22.7
   Multi-family apartments...................................                     5,981                          4.1
   Warehouses................................................                    14,223                          9.8
   Other.....................................................                        63                           --
                                                                           ------------                       -------
      Total..................................................                 $ 145,770                        100.0%
                                                                           ============                       =======

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

       The following is a summary of activity relating to the mortgage loan impairment reserves as of and for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------------------
                                                                                     1997               1996                1995
                                                                                     ----               ----                ----
Impairment reserves balance, beginning of year.........................          $ 17,682             $14,274           $ 13,161
Additions to impairment reserves.......................................             2,575               9,681             15,046
Amounts charged off or transferred to real estate owned................            (6,406)             (6,273)           (13,933)
                                                                                 ---------            -------           --------
Impairment reserves balance, end of year...............................          $ 13,851             $17,682           $ 14,274
                                                                                 =========            =======           ========

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

       See Note 16 for fair value of investment disclosures.

NOTE 7 -- INVESTMENT IN AFFILIATE

       The Company has a 50% ownership interest in an HMO joint venture, NHP Holding Company, Inc. ("NHP"). The Company previously accounted for its investment in NHP on a consolidated basis. The Company has changed its accounting policy to the equity method and restated its financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995. This change had no effect on total stockholders' equity or net income as previously reported. The following is a summary of financial information of NHP as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                                                                  DECEMBER 31,
                                                               ---------------------------------------------------
                                                                        1997                        1996
                                                               -----------------------     -----------------------
Total assets............................................                      $64,264                     $42,996
Total liabilities.......................................                       54,131                      34,777

                                                                                YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------------
                                                              1997                        1996                        1995
                                                     -----------------------     -----------------------     -----------------------
Total revenues...................................                  $205,974                    $108,781                     $38,329
Net income (loss)................................                     1,912                       4,272                     (3,966)

NOTE 8 -- NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

       Major categories of investment income for continuing operations for the years ended December 31, 1997, 1996 and 1995 are summarized below (dollars in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                             1997                 1996                 1995
                                                                             ----                 -----                ----
Debt securities and short-term investments.............................     $  61,350          $  49,487            $  51,756
Equity securities......................................................             2                 --                1,915
Mortgage loans.........................................................        10,813              5,536                6,950
Trading account securities.............................................           253                257                  714
Investment income ceded to reinsurers..................................        (9,310)           (12,141)             (12,098)
Policy loans, other notes receivable and other invested assets.........         8,997              3,975                2,220
                                                                            ---------          ---------            ----------
   Total gross investment income.......................................        72,105             47,114               51,457
Less investment expenses...............................................        (4,886)            (2,555)              (1,653)
                                                                            ---------          ---------            ----------
   Net investment income...............................................     $  67,219          $  44,559            $  49,804
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

       The components of net realized investment gains (losses) for continuing operations for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                               -----------------------
                                                                                       1997              1996                 1995
                                                                                   --------          --------            ---------
Realized gains (losses) from sales, calls and prepayments:
  Gross realized investment gains from sales and calls..........................   $  8,606          $  5,113            $   6,815
  Gross realized investment losses from sales and calls.........................     (1,947)           (1,433)              (5,806)
  Prepayments of mortgage loans and other.......................................        133               502                  (19)
                                                                                   --------          --------            ---------
      Realized gains (losses) from sales, calls and prepayments.................      6,792             4,182                  990
Impairments in value............................................................     (2,080)            (910)               (3,627)
Change in net unrealized gains and losses on trading account securities.........         93              (220)                 244
                                                                                   --------          --------            ---------
  Net realized investment gains (losses)........................................   $  4,805          $  3,052            $  (2,393)
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

NOTE 9 -- DEFERRED POLICY ACQUISITION COSTS

       The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (dollars in thousands):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                1997                  1996                   1995
                                                                             --------             --------                --------
Balance, beginning of year..........................................         $239,622             $197,667                $295,716
Capitalization of commissions, sales and issue expenses.............           22,672               56,003                  83,961
Amortization........................................................          (32,359)             (63,419)                (52,986)
Commission allowance on reinsurance ceded (see Note 12).............               --                   --                 (40,188)
Effect of change in unrealized gains (losses) on
  available-for-sale securities.....................................           25,475               49,371                 (57,787)
Effect of implementation of subsequent SFAS No. 115
  guidance..........................................................               --                   --                 (31,049)
Sale of discontinued operations.....................................         (221,001)                  --                      --
Amounts reclassified to net asset held for sale.....................           (2,248)                  --                      --
                                                                             --------             --------                --------
Balance, end of year................................................          $32,161             $239,622                $197,667
                                                                             ========             ========                ========

NOTE 10 -- CONTRACT HOLDER LIABILITIES

       The composition of contract holder liabilities at December 31, 1997 and 1996 and the more significant assumptions as to future investment yield, mortality and withdrawals, are as follows (dollars in thousands):

                                                                                             BASIS OF ASSUMPTION
                                                                  DECEMBER 31,          ------------------------------
                                                                  ------------          INTEREST            MORTALITY/
                                                             1997           1996         RATES              MORBIDITY
                                                             -----          -----        ------             ---------
Contract holder deposit funds:
   Deferred and immediate annuities
      and guaranteed investment contracts..............     $122,047     $6,025,769     3.5-10.0%      1971 IAM and 1983 IAM
   Universal life insurance............................      219,907        246,010     4.5-  7.0%     1980 CSO Table
Other benefit reserves, including individual
   life insurance and credit insurance.................       92,361         58,238     2.0-6.0%       1941, 1958 and 1980 CSO
                                                                                                       and 1941 SI and SSI Tables;
                                                                                                       1985 CIDA and 1985
                                                                                                       Nursing Home Study

Claim reserves.........................................      274,185        378,005
Unearned premium reserves..............................       17,770        152,605
                                                            --------     ----------
   Total contract holder liabilities...................     $726,270     $6,860,627
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

NOTE 11-- LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

       The following table provides a reconciliation of the beginning and ending reserve balances for unpaid claims and claims adjustment expenses, on a gross-of-reinsurance basis for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------------
                                                                           1997                   1996                   1995
                                                                         --------               --------               --------
Balance at January 1 before acquisition of insurance subsidiary...       $378,005               $419,257               $332,741
Balance at January 1 of acquired insurance subsidiary.............             --                     --                  1,453
Less reinsurance recoverables.....................................        193,263                214,998                154,811
                                                                         --------               --------               --------
Net balance at January 1..........................................        184,742                204,259                179,383
                                                                         --------               --------               --------

Incurred claims related to:
Current year......................................................        722,513                731,791                766,969
Prior years.......................................................        (12,894)               (17,353)                 8,594
                                                                         --------               --------              ---------
Total incurred....................................................        709,619                714,438                775,563
                                                                         --------               --------               --------

Paid claims related to:
Current year......................................................        568,496                545,996                570,213
Prior years.......................................................        174,929                187,959                180,474
                                                                         --------               --------               --------
Total paid........................................................        743,425                733,955                750,687
                                                                         --------               --------               --------

Reserve reduction due to sale of discontinued operations..........         16,231                     --                     --
                                                                         --------            -----------           ------------

Net balance at December 31........................................        134,705                184,742                204,259
Plus reinsurance recoverables.....................................        139,480                193,263                214,998
                                                                         --------               --------               --------
Balance at December 31............................................       $274,185               $378,005               $419,257
                                                                         ========               ========               ========

       The total incurred claims above include claims adjustment expenses net of reinsurance, which are included in general expenses in the accompanying consolidated statements of income for the years ended December 31, 1997, 1996 and 1995.

NOTE 12 -- REINSURANCE

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

       The effects of reinsurance on short duration contracts for insurance premiums and for long duration contracts for insurance premiums and contract charges earned, the majority of which relates to continuing operations, are as follows (dollars in thousands):

                                                               YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------
                                      1997                               1996                                1995
Premiums from short      -----------------------------       -----------------------------       -----------------------------
  duration contracts       WRITTEN            EARNED           WRITTEN            EARNED           WRITTEN            EARNED
----------------------   -----------       -----------       -----------       -----------       -----------       -----------
Direct business ......   $ 1,277,790       $ 1,264,028       $ 1,740,453       $ 1,727,259       $ 1,882,188       $ 1,880,011
Reinsurance assumed ..        50,576            48,511            50,451            45,726            67,280            65,505
Reinsurance ceded ....      (613,227)         (606,531)         (862,456)         (831,451)         (892,436)         (911,312)
                         -----------       -----------       -----------       -----------       -----------       -----------
   Net ...............   $   715,139       $   706,008       $   928,448       $   941,534       $ 1,057,032       $ 1,034,204
                         ===========       ===========       ===========       ===========       ===========       ===========

Insurance premiums
  and contract charges                                  YEAR ENDED DECEMBER 31,
  earned from long                     -----------------------------------------------------
  duration contracts                       1997                  1996                1995
------------------------               ------------          -----------           ---------
Direct business.................         $45,263               $55,393               $55,168
Reinsurance assumed.............          40,665                11,995                12,383
Reinsurance ceded...............         (23,071)              (11,804)                   --
                                         --------              -------               -------
   Net..........................         $62,857               $55,584               $67,551
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

                                                                          PAID                 UNPAID
                                                                         LOSSES                LOSSES
                                                                         ------                ------
London Life Insurance Company....................................        $    --              $ 58,056
Swiss Re Life & Health Limited...................................          5,008                11,710
Transamerica Occidental Life Insurance Company...................             88                38,934
                                                                         -------              --------
                                                                         $ 5,096              $108,700
                                                                         =======              ========

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

NOTE 13 -- INDEBTEDNESS

         Indebtedness of the Company as of December 31, 1997 and 1996 is as follows (dollars in thousands):

                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             -----------      -----------
Credit Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  76,500        $ 101,500
Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . .      (41,500)         (25,000)
                                                                              --------        ---------
  Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .    $  35,000        $  76,500
                                                                             =========        =========

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

NOTE 14 -- STOCKHOLDER SECURITIES

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

         Pursuant to the terms of a stockholder agreement, the Company had an option to purchase and/or each of the management stockholders had an option to sell his or her common stock subject to this agreement to the Company in certain circumstances (death, complete disability, termination of employment without cause or retirement at or beyond the early retirement date). Shares held by management stockholders which were estimated to be exercisable by the expiration date were carried at the closing fair market value of the Company's common stock as of December 31 of the respective years. Shares held by other management stockholders were carried at cost. Such options expired on October 30, 1997. Accordingly, the remaining shares were reclassified to common stockholders equity at the cost value. As of December 31, 1997 and 1996, the redeemable common stock carrying values were zero and $3.4 million, respectively.

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

NOTE 15 -- INCOME TAXES

         The components of the (benefit) provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        1997           1996           1995
                                                                     -----------   ------------    -----------
Current tax provision (benefit) . . . . . . . . . . . . . . . . .    $  37,080      $  13,708       $ (1,270)
Deferred tax (benefit) provision  . . . . . . . . . . . . . . . .       (7,976)         4,837          7,084
                                                                     ---------      ---------       --------
    Total provision for income taxes  . . . . . . . . . . . . . .       29,104         18,545          5,814
Less provision for income taxes from discontinued operations  . .       32,369         18,840         15,451
                                                                     ---------      ---------       --------
Benefit for income taxes from continuing operations . . . . . . .    $  (3,265)     $    (295)      $ (9,637)
                                                                     =========      =========       ========


         A reclassification of approximately $3.8 million was made during 1997, reducing current tax expense and increasing deferred tax expense, to reflect the actual 1996 tax liability. Current tax expense was reduced by $0.5 million and $2.5 million from the utilization of net operating loss carryovers in 1997 and 1996, respectively. Current tax benefits of $1.1 million relating to the exercise of nonqualifying stock options were credited to paid-in capital during 1997.

         The income tax provisions differ from the amounts determined by multiplying total income before income taxes by the statutory federal income tax rate of 35%. Reconciliations between the actual tax provisions and expected tax provisions for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                       1997            1996           1995
                                                                    -----------    -----------    ----------
Income taxes at statutory rate  . . . . . . . . . . . . . . . . .   $ 17,847       $ 17,318        $ 4,277
  Amortization and writedown of goodwill  . . . . . . . . . . . .     10,247          1,876          1,877
  Equity in net (earnings) loss of affiliate  . . . . . . . . . .       (335)          (749)           694
  Basis difference in subsidiaries sold   . . . . . . . . . . . .      1,807             --             --
  Non-deductible travel and entertainment   . . . . . . . . . . .        278            562            607
  Non-taxable dividends and interest  . . . . . . . . . . . . . .        (40)          (129)          (563)
  Net (decrease) increase in valuation allowance  . . . . . . . .         --           (546)            --
  Decrease in tax reserves  . . . . . . . . . . . . . . . . . . .       (360)          (600)        (1,164)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       (340)           813             86
                                                                    --------       --------        -------
Provision for income taxes  . . . . . . . . . . . . . . . . . . .   $ 29,104       $ 18,545        $ 5,814
                                                                    ========       ========        =======

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

         The significant temporary differences included in the net deferred income tax asset as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                      1997            1996
                                                                                   -----------     ----------
Deferred income tax assets:
  Policy reserves and other insurance items   . . . . . . . . . . . . . . . . .     $ 19,729       $108,397
  Bad debt reserves and non-deductible liabilities  . . . . . . . . . . . . . .       10,648          7,982
  Unearned income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (18)         1,264
  Fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,477          2,924
  Net operating loss carryforward   . . . . . . . . . . . . . . . . . . . . . .        2,610          3,045
  Tax deductible intangible assets  . . . . . . . . . . . . . . . . . . . . . .        1,404            764
  Capital loss carryover  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,081             --
  Employee benefits and severance   . . . . . . . . . . . . . . . . . . . . . .        3,304          2,863
  Other deductible temporary differences  . . . . . . . . . . . . . . . . . . .        3,959          2,246
                                                                                    --------       --------
    Deferred income tax assets  . . . . . . . . . . . . . . . . . . . . . . . .       47,194        129,485
                                                                                    --------       --------
Deferred income tax liabilities:
  Deferred policy acquisition costs and value of insurance in force   . . . . .      (15,739)       (85,269)
  Net unrealized gain on trading account securities   . . . . . . . . . . . . .          (33)           (29)
  Market discount on bonds and other investment items   . . . . . . . . . . . .       (6,166)        (9,450)
  Other taxable temporary differences   . . . . . . . . . . . . . . . . . . . .       (2,550)          (397)
                                                                                    --------       --------
    Deferred income tax liabilities   . . . . . . . . . . . . . . . . . . . . .      (24,488)       (95,145)
                                                                                    --------       --------
Net unrealized gains and related deferred acquisition costs allocated to equity       (9,534)       (14,576)
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,092)        (1,092)
                                                                                    --------       --------
  Net deferred income tax asset. . . . . . . . . . . . . . . . . . . . . . . . .    $ 12,080       $ 18,672
                                                                                    ========       ========

  These amounts are included in other assets in the accompanying consolidated balance sheets.

         Approximately $7.4 million of net operating loss carryforwards ("NOL's") remain as of December 31, 1997 which expire through the year 2010.
Of this amount, the utilization of $0.1 million of NOL's is limited to the taxable earnings of the non-life insurance group. Of these NOL's, $0.7 million were generated by the non-life insurance group and are available, with certain statutory limitations, to offset the taxable earnings of the life insurance group. The utilization of the remaining NOL's of $6.6 million, which were acquired in connection with the purchase of a life insurance company domiciled in New York, is limited to the taxable earnings of JALIC and is further subject to an annual limitation of $0.6 million.

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

         The Company made federal income tax payments of approximately $30.6 million, $7.9 million and $4.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value and estimated fair value of the Company's financial assets and financial liabilities at December 31, 1997 and 1996 are as follows (dollars in thousands):

                                              DECEMBER 31, 1997             DECEMBER 31, 1996
                                           ------------------------     -------------------------
                                            CARRYING         FAIR        CARRYING         FAIR        VALUATION
                                             VALUE          VALUE          VALUE          VALUE         METHOD
                                           -----------   ----------     ------------    ---------    -----------
Financial assets:
  Held-to-maturity securities:
    Publicly traded   . . . . . . . . .    $  29,131      $  30,169     $   29,908      $  30,744        (1)
    Private placements  . . . . . . . .       15,649         16,295         15,449         16,140        (2)
  Available-for-sale securities:
    Publicly traded   . . . . . . . . .      539,349        539,349      3,913,833      3,913,833        (1)
    Private placements  . . . . . . . .       11,236         11,236        325,628        325,628        (2)
    Non-investment grade  . . . . . . .           --             --          9,313          9,313        (2)
  Trading account securities  . . . . .        3,504          3,504          4,518          4,518        (1)
  Equity securities   . . . . . . . . .           23             23         82,098         82,098        (1)
  Investment in affiliate   . . . . . .        5,066          5,066          4,109          4,109        (3)
  Mortgage loans:
    Performing  . . . . . . . . . . . .      126,703        130,683      1,409,252      1,482,976        (4)
    Non-performing  . . . . . . . . . .        4,248          4,248          8,366          8,366        (5)
    Restructured on other than market
      terms   . . . . . . . . . . . . .       14,819         14,819         31,624         31,624        (5)
  Policy loans and other notes
    receivable  . . . . . . . . . . . .       41,247         41,247         81,647         81,647        (6)
  Short-term investments  . . . . . . .      176,192        176,192          6,371          6,371        (6)
  Cash and cash equivalents   . . . . .       15,238         15,238        139,710        139,710        (6)
  Accrued investment income   . . . . .       15,525         15,525         65,727         65,727        (6)
Financial liabilities:
  Investment contracts with defined
    maturities  . . . . . . . . . . . .          119            120        294,605        294,762        (7)
  Investment contracts with no defined
    maturities  . . . . . . . . . . . .       19,219         18,428      5,606,694      5,285,370        (8)
  Short-term debt   . . . . . . . . . .       41,500         41,500         25,000         25,000        (6)
  Long-term debt  . . . . . . . . . . .       35,000         35,000         76,500         76,500        (6)

-----------------
(1)      Fair value is based on publicly quoted market prices.
(2) Fair value is estimated using publicly quoted market prices for similar securities and adjusting by a spread which is reevaluated monthly, and approximates the spread on similar securities which the Company has purchased.
(3) Investment in affiliate is accounted for under the equity method. Fair value is estimated to approximate carrying value.

(4) Fair value is estimated using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.
(5) Fair value is based on external and internal appraisals less an allowance for estimated sales costs.
(6)      Carrying value approximates fair value.
(7) Fair value is estimated based upon the discounted cash flow method, using interest rates currently offered for similar contracts.
(8)      Fair value is defined as the amount payable on demand.

NOTE 17 -- STOCKHOLDERS' EQUITY

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

Stockholders' Equity

                                                                                        DECEMBER 31,
                                                                                ---------------------------
                                                                                   1997              1996
                                                                                -----------      ----------
Capital and surplus, on basis of statutory accounting practices, as filed
  with insurance regulatory authorities . . . . . . . . . . . . . . . . . .     $423,295          $339,040
  Value of insurance in force   . . . . . . . . . . . . . . . . . . . . . .        5,687             9,230
  Deferred policy acquisition costs   . . . . . . . . . . . . . . . . . . .       37,503           269,988
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,037            80,379
  Net unrealized gain on investments  . . . . . . . . . . . . . . . . . . .       17,706            26,542
  Adjustment in policy and claim liabilities  . . . . . . . . . . . . . . .      (34,203)         (257,149)
  Net deferred income tax assets  . . . . . . . . . . . . . . . . . . . . .       14,157            28,185
  Statutory investment reserves   . . . . . . . . . . . . . . . . . . . . .       22,607            50,797
  Surplus debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (41,358)          (78,071)
  Deferred gain on sale of discontinued operations  . . . . . . . . . . . .      (21,038)               --
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,483)           (3,730)
                                                                                --------          --------
Stockholders' equity, on basis of generally accepted accounting principles.     $450,910          $465,211
                                                                                ========          ========


Net Income

                                                                              YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1997          1996           1995
                                                                      ---------     ---------      ----------
Net income (loss), on basis of statutory accounting practices,
 as filed with insurance regulatory authorities . . . . . . . . . .   $ 116,566      $ 36,579       $ (5,796)
 Amortization of purchased intangibles. . . . . . . . . . . . . . .      (4,840)      (10,137)       (15,829)
 Capitalization and amortization of deferred policy acquisition
 costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,686)       (7,416)        (9,213)
 Adjustment of policy and claim liabilities . . . . . . . . . . . .       6,158        29,198         32,170
 Effect of statutory investment reserves. . . . . . . . . . . . . .        8,668       (8,175)         5,367
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .        6,215       (3,392)          (379)
 Change in mortgage delinquency reserves. . . . . . . . . . . . . .      (1,783)       (2,657)           702
 Gain on sale of discontinued operations. . . . . . . . . . . . . .     (98,163)           --             --
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,247)       (3,064)          (614)
                                                                      ---------      --------       --------
Net income, on basis of generally accepted accounting principles. .   $  21,888      $ 30,936       $  6,408
                                                                      =========      ========       ========


Treasury Stock

         The Company has acquired treasury shares of stock as a result of the exercise of put or call options on the redeemable common stock (see Note 14). The Company has also acquired treasury stock in consideration for the cost of stock option exercises. During 1997, the Company also acquired treasury shares pursuant to a common stock repurchase program. During 1996, restricted treasury shares were granted to an employee (see Note 18). The following is a summary of treasury stock activity, accounted for under the cost method, for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                                1997                           1996
                                                      -------------------------      -----------------------
                                                        SHARES          COST           SHARES         COST
                                                      ----------     ----------      ----------     --------
Balance, beginning of year  . . . . . . . . . . . .     387,735      $ 8,676         424,183         $9,329
  Stock repurchase program  . . . . . . . . . . . .     941,700       22,703              --             --
  Treasury stock option exercises (see Note 18)   .     (31,766)        (707)           (448)           (10)
  Restricted stock granted  . . . . . . . . . . . .          --           --         (36,000)          (643)
                                                      ---------      -------         -------         ------
Balance, end of year  . . . . . . . . . . . . . . .   1,297,669      $30,672         387,735         $8,676
                                                      =========      =======         =======         ======

NOTE 18 -- STOCK PLANS

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                         1997                  1996
                                                                   -----------------    ----------------
Net income:
  As reported   . . . . . . . . . . . . . . . . . . . . . .          $ 21,888               $ 30,936
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . .            19,022                 28,720
Net income per common share:
  As reported   . . . . . . . . . . . . . . . . . . . . . .              0.81                   1.17
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . .              0.70                   1.09

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

Treasury Stock Options

         The common stock acquired by the Company pursuant to a stockholder agreement (see Note 17) is reserved for sale or transfer to certain designated full-time employees of the Company or to management stockholders at a price not less than the price paid by the Company to acquire the shares. The exercise price of options granted under this plan equals the market value of the Company's common stock at the date of grant. Such options are fully vested at the date of grant and have a maximum term of ten years.

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

         A summary of the Company's option plans as of and for the years ended December 31, 1997, 1996 and 1995 is as follows (shares in thousands):

                                                1997                     1996                     1995
                                       ---------------------    ----------------------     --------------------
                                                   WEIGHTED                  WEIGHTED                 WEIGHTED
                                                   AVERAGE                   AVERAGE                  AVERAGE
                                                   EXERCISE                  EXERCISE                 EXERCISE
                                        SHARES      PRICE        SHARES       PRICE        SHARES      PRICE
                                       ---------  ----------    ---------  -----------    ---------  ----------

Outstanding at beginning of year  . .     2,582    $19.71          2,305      $19.36         1,739     $17.87
  Granted   . . . . . . . . . . . . .       361     27.51            390       20.50           725      21.50
  Exercised   . . . . . . . . . . . .     (262)     17.13            (50)       5.51           (91)      4.21
  Forfeited   . . . . . . . . . . . .     (152)     21.91            (63)      22.91           (68)     24.57
                                        ------                    ------                    ------
Outstanding at end of year  . . . . .    2,529      20.96          2,582       19.71         2,305      19.36
                                       =======                   =======                  ========

Options exercisable at year-end . . .    1,798                     1,652                     1,370
Weighted-average fair value of
 options granted during the year. . .    $9.68                     $9.05                     $9.38
Weighted-average fair value of
 restricted stock granted during the
 year   . . . . . . . . . . . . . . .    17.23                     18.20                     23.34


         The following table summarizes information about stock options outstanding at December 31, 1997 (options in thousands):

                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                        -----------------------------------------------        ------------------------------
                                     WEIGHTED-AVG.
RANGE OF EXERCISE                     CONTRACTUAL       WEIGHTED-AVG.                          WEIGHTED-AVG.
     PRICES             NUMBER       REMAINING LIFE     EXERCISE PRICE          NUMBER        EXERCISE PRICE
     ------             ------       --------------     --------------          ------        --------------
   $1 - $5                8            5 .0 years          $1.00                   8             $1.00
    5 - 10               --                  --            --                     --                --
   10 - 15              744            4 .8 years          15.00                 744             15.00
   15 - 20              128            7 .9 years          19.10                  95             18.96
   20 - 25              985            7 .8 years          21.45                 618             21.72
   25 - 30              646            8 .4 years          27.30                 315             26.52
   30 - 35               --                   --            --                    --                --
   35 - 40               18            6 .5 years          35.44                  18             35.44
                      -----                                                   ------

    1 - 40            2,529            7 .0 years          20.96               1,798             19.68
                      =====                                                   ======

NOTE 19 -- LEASES

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
                                                                  =======

         Rental expense, which includes operating expenses associated with leased office space, for the years ended December 31, 1997, 1996, and 1995 is summarized as follows (dollars in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            1997              1996               1995
                                                        -------------     ------------      ------------
 Office space  . . . . . . . . . . . . . . . . . . .     $ 8,023            $10,438            $11,903
 Computer and related items  . . . . . . . . . . . .       8,126             11,871             19,909
 Other (principally office equipment)  . . . . . . .       4,493             16,382              4,883
                                                       ---------         ----------         ----------
     Total   . . . . . . . . . . . . . . . . . . . .     $20,642            $38,691            $36,695
                                                       =========         ==========         ==========

NOTE 20 -- BENEFIT PLANS

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

         The following sets forth the funded status of the Plan at December 31, 1997 and 1996 and the amount of prepaid pension cost included in the Company's consolidated balance sheets at December 31, 1997 and 1996 (dollars in thousands):

                                                                                      1997              1996
                                                                                   -----------     ------------
Actuarial present value of benefit obligations:
A.Vested benefit obligation . . . . . . . . . . . . . . . . . . . . . . . .          $23,951         $ 22,880
                                                                                     =======        =========
B.Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . .          $26,259         $ 24,984
                                                                                     =======        =========
C.Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . .          $30,596         $ 30,692
Plan assets at fair value, primarily listed stocks and bonds  . . . . . . .           35,291           30,892
                                                                                      ------         --------
Plan assets greater than projected benefit obligation  . . . . . . . . . . .           4,695              200
Unrecognized prior service costs   . . . . . . . . . . . . . . . . . . . . .            (713)            (794)
Unrecognized net loss from past experience different from that assumed . . .           1,739            5,082
Unrecognized net asset at January 1, 1987 being recognized over 15 years . .            (307)            (384)
                                                                                    --------         --------
Prepaid pension cost   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  5,414         $  4,104
                                                                                    ========         ========
Assumptions used were:
Discount rate for actuarial present value of benefit obligations   . . . . .            7.25%             7.5%
Rate of increase in compensation   . . . . . . . . . . . . . . . . . . . . .      3.25%-7.25%            4%-8%
Expected long-term rate of return on assets  . . . . . . . . . . . . . . . .               8%               8%

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

NOTE 21-- COMMITMENTS AND CONTINGENCIES

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. During March 1998, the Company and certain of its officers and directors were named as defendants in putative class actions alleging that the Comapny is not being sold for the highest price possible. For relief, plaintiffs seek an injunction against consummation of the proposed transaction with Fortis and an award of damages. While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 22 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the years ended December 31, 1997 and 1996 are as follows (in thousands, except for per share amounts):

                      1997                                                   QUARTER
                      ----                         ----------------------------------------------------------
                                                      FIRST          SECOND          THIRD          FOURTH
                                                   ----------      ----------     -----------     -----------
Net insurance premiums and contract charges
earned  . . . . . . . . . . . . . . . . . . . .    $231,945        $182,437        $161,469         $151,238
Revenues  . . . . . . . . . . . . . . . . . . .     272,178         227,141         186,716          158,040
Benefits and expenses . . . . . . . . . . . . .     264,433         197,934         182,223          211,497
Income (loss) from continuing operations before
 provision (benefit) for income taxes and equity
 in net earnings (loss) of affiliate  . . . . .       7,745          29,207           4,494          (53,458)
Operating income (loss) . . . . . . . . . . . .      10,495          17,364           2,790          (34,962)
Net income (loss) from continuing operations  .       4,703          19,246           3,104          (34,844)
Net income from discontinued operations . . . .       5,693              --              --           23,986
Net income (loss) . . . . . . . . . . . . . . .      10,396          19,246           3,104          (10,858)
Per common share:
  Net income (loss) from continuing operations         0.17            0.75            0.11            (1.39)
  Net income from discontinued operations   . .        0.22              --              --             0.95
  Net income (loss)   . . . . . . . . . . . . .        0.39            0.75            0.11            (0.44)
Average shares outstanding                           25,336          25,353          25,392           25,516
Per common share - assuming dilution:
  Net income (loss) from continuing operations         0.17            0.74            0.10            (1.36)
  Net income from discontinued operations              0.22              --              --             0.93
  Net income (loss)                                    0.39            0.74            0.10            (0.43)
Average common and potentially dilutive shares
    outstanding                                      25,501          25,685          26,090           26,126

                      1996                                                   QUARTER
                      ----                         ----------------------------------------------------------
                                                      FIRST          SECOND          THIRD          FOURTH
                                                   -----------     -----------    ----------     ------------
Net insurance premiums and contract charges
 earned   . . . . . . . . . . . . . . . . . . .    $247,997        $238,145        $220,040         $211,017
Revenues  . . . . . . . . . . . . . . . . . . .     280,089         264,885         242,784          218,143
Benefits and expenses . . . . . . . . . . . . .     270,426         253,207         245,413          240,997
Income (loss) from continuing operations before
 provision (benefit) for income taxes and equity
 in net earnings (loss) of affiliate  . . . . .       9,643          11,698          (2,629)         (22,854)

Operating income (loss) . . . . . . . . . . . .      13,808          14,503           7,817           (3,296)
Net income (loss) from continuing operations  .       6,183           7,548          (2,498)         (12,944)
Net income from discontinued operations . . . .       7,653           5,843           8,236           10,915
Net income (loss) . . . . . . . . . . . . . . .      13,836          13,391           5,738           (2,029)
Per common share:
  Net income (loss) from continuing operations         0.23            0.29           (0.11)           (0.53)
  Net income from discontinued operations   . .        0.30            0.23            0.33             0.43
  Net income (loss)   . . . . . . . . . . . . .        0.53            0.52            0.22            (0.10)
Average shares outstanding  . . . . . . . . . .      25,258          25,289          25,303           25,332
Per common share - assuming dilution:
  Net income (loss) from continuing operations         0.23            0.28           (0.11)           (0.52)
  Net income from discontinued operations              0.30            0.22            0.33             0.42
  Net income (loss)                                    0.53            0.50            0.22            (0.10)
Average common and potentially dilutive shares
    outstanding                                      25,627          25,689          25,664           25,620


         In conjunction with the disposition of the Annuity Operations and Western Diversified Group as discussed in Note 5 and the reduced premium volume in the group operations, the Company reduced its workforce and recognized impairments of certain intangible assets relating to operations to be disposed of. Accordingly, severance and other related charges of approximately $23.0 million and $15.5 million were recognized in continuing operations during the first and fourth quarters of 1997, respectively. These amounts included approximately $11.7 million and $9.0 million, respectively, of estimated termination benefits related to workforce reductions in all areas of the Company's continuing operations of 475 and 200 employees, respectively.

NOTE 23 -- EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT

         In May 1998, the Company repaid all outstanding indebtedness (see Note
13).

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                      Page No.

Report of Independent Accountants on Financial Statement Schedules.....................  F-2

Schedule I - Summary of Investments Other than Investments in Related Parties..........  S-2

Schedule II - Condensed Financial Information (Parent Company Only)....................  S-3

Schedule III - Supplementary Insurance Information.....................................  S-7

Schedule IV - Reinsurance..............................................................  S-8

Schedule V - Valuation and Qualifying Accounts.......................................... S-9

                                                                    SCHEDULE I

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                        SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                                                AMOUNT AT
                                                                                              WHICH CARRIED
                                   TYPE OF INVESTMENT                           MARKET          ON BALANCE
                                                               COST             VALUE             SHEET
                                                         ---------------   ---------------   ----------------
Held-to-maturity securities:
  U.S. Government and government agencies and
     authorities.......................................  $        4,513    $        4,555    $        4,513
  Public utilities.....................................           3,354             3,476             3,354
  All other corporate bonds............................          36,913            38,433            36,913
                                                         ---------------   ---------------   ---------------
     Total held-to-maturity securities.................          44,780            46,464            44,780
                                                         ---------------   ---------------   ---------------

Available-for-sale securities:
  U.S. Government and government agencies and
     authorities.......................................          39,478            40,489            40,489
  Foreign governments..................................           1,073             1,227             1,227
  Public utilities.....................................          10,990            11,787            11,787
  All other corporate bonds............................         466,477           497,082           497,082
                                                         ---------------   ---------------   ---------------
     Total available-for-sale securities...............         518,018           550,585           550,585
                                                         ---------------   ---------------   ---------------

Trading account securities.............................           3,411             3,504             3,504
Equity securities......................................               8                23                23
Mortgage loans.........................................         145,770           149,750           145,770
Real estate owned......................................           3,021             3,021             3,021
Investment in real estate..............................          40,354            40,354            40,354
Policy loans and other notes receivable................          41,247            41,247            41,247
Short-term investments.................................         176,192           176,192           176,192
                                                         ---------------   ---------------   ---------------
     Total investments.................................  $      972,801    $    1,011$140    $    1,005,476
                                                         ===============   ===============   ===============

                                                                     SCHEDULE II


                       JOHN ALDEN FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)
                        CONDENSED FINANCIAL INFORMATION
                                BALANCE SHEETS
                            (Dollars in thousands)


                                         ASSETS                                                  DECEMBER 31,
                                                                                       -------------------------------
                                                                                            1997             1996
                                                                                       --------------  ---------------

Cash and cash equivalents.......................................................        $     10,574    $         554
Short-term investments..........................................................             152,338                -
Investments in subsidiaries.....................................................             334,793          511,583
Surplus debentures receivable from subsidiary...................................              43,000           76,600
Accrued investment income.......................................................               6,419            2,472
Other assets....................................................................               2,520            4,497
                                                                                       --------------  ---------------
   Total assets.................................................................        $    549,644    $     595,706
                                                                                       ==============  ===============

                           LIABILITIES, REDEEMABLE SECURITIES
                                AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and other liabilities......................................        $      3,408   $        5,192
    Amounts payable to subsidiaries.............................................               3,540            5,116
    Short-term debt.............................................................              41,500           25,000
    Long-term debt..............................................................              35,000           76,500
                                                                                       --------------  ---------------
        Total liabilities.......................................................              83,448          111,808
                                                                                       --------------  ---------------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value; 150,000 shares authorized, issued and outstanding; mandatory redemption value of $100 per share; including
    accrued dividends of $286; $101.91 per share................................              15,286           15,286
  Common stock, $.01 par value; -- and 667,430
    shares authorized, issued and outstanding...................................                   -            3,401
                                                                                       --------------  ---------------
        Total redeemable securities.............................................              15,286           18,687
                                                                                       --------------  ---------------
Stockholders' equity:
   Common stock, $.01 par value; 75,000,000 and 74,332,570 shares authorized;
      25,953,525 and 25,055,843 shares issued; 24,655,856
      and 24,668,108 shares outstanding.........................................                 259              250
   Paid-in capital..............................................................             187,422          181,863
   Net unrealized gain on investments, net of income taxes .....................              17,706           26,977
   Retained earnings............................................................             276,552          268,109
   Redemption value of common stock in excess of cost...........................                   -           (2,669)
   Unearned compensation........................................................                (357)            (643)
   Treasury stock, at cost; 1,297,669 and 387,735 shares........................             (30,672)          (8,676)
                                                                                       --------------  ---------------
          Total stockholders' equity............................................             450,910          465,211
                                                                                       --------------  ---------------
          Total liabilities, redeemable securities and stockholders' equity.....        $    549,644    $     595,706
                                                                                       ==============  ===============


           See accompanying Note to Condensed Financial Information.

                                                                     SCHEDULE II


                        JOHN ALDEN FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)
                        CONDENSED FINANCIAL INFORMATION
                              STATEMENTS OF INCOME
                             (Dollars in thousands)





                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                               1997          1996          1995
                                                          --------------- ------------ -------------
Revenues:
  Net investment income................................   $       12,368   $   12,097   $    16,335
  Net realized investment gains........................               --           --         1,945
                                                          --------------- ------------ -------------
      Total revenues...................................           12,368       12,097        18,280
                                                          --------------- ------------ -------------

Expenses:
   Interest expense....................................            5,332        6,615         6,614
   Other...............................................            4,820        7,622         8,527
                                                          --------------- ------------ -------------
     Total expenses....................................           10,152       14,237        15,141
                                                          --------------- ------------ -------------


Income (loss) before income taxes and equity in net
   earnings of subsidiaries............................            2,216       (2,140)        3,139
Provision (benefit) for income taxes...................              809         (734)          587
                                                          --------------- ------------ -------------

Income (loss) before equity in net earnings of
   subsidiaries........................................            1,407       (1,406)        2,552
Equity in net earnings of subsidiaries.................           20,481       32,342         3,856
                                                          --------------- ------------ -------------

Net income.............................................   $       21,888   $   30,936  $      6,408
                                                          =============== ============ =============


           See accompanying Note to Condensed Financial Information.

                                                                     SCHEDULE II


                        JOHN ALDEN FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)
                        CONDENSED FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                          1997         1996         1995
                                                                       -----------  ------------ -----------
Cash flows from operating activities:
  Net income.........................................................  $  21,888   $   30,936  $    6,408
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in net earnings of subsidiaries..........................    (20,481)      32,342)     (3,856)
     Net realized investment gains...................................         --           --      (1,945)
     Amortization of purchased intangibles...........................      1,025        1,320         959
     (Increase) decrease in accrued investment income................     (3,947)         751         506
     Increase (decrease) in amounts payable to subsidiaries  ........        742       (1,032)        612
     Decrease (increase) in other assets.............................      2,051         (280)       (202)
     Stock option compensation expense...............................        286           --         256
     (Decrease) increase in accounts payable and other liabilities...     (1,746)       1,167       3,401
                                                                       ----------- ------------ -----------
          Net cash (used in) provided by operating activities........       (182)         520       6,139
                                                                       ----------- ------------ -----------

Cash flows from investing activities:
    Collections of surplus debentures receivable
        from subsidiary..............................................     33,600       26,880      22,080
    Outflows from net sales and purchases of short-term investments     (152,338)          --          --
    Receipt of dividend from subsidiary..............................    188,000           --          --
    Capital contributions to subsidiaries............................         --      (22,200)    (46,302)
    Sales of equity securities.......................................         --           --      37,012
                                                                       ----------- ------------ -----------
        Net cash provided by investing activities....................     69,262        4,680      12,790
                                                                       ----------- ------------ -----------

Cash flows from financing activities:
    Proceeds from borrowings of short-term and long-term debt........         --       26,000      27,000
    Repayments of borrowings of short-term and long-term debt........    (25,000)     (31,500)    (15,000)
    (Payments) receipts of borrowings (to) from  subsidiaries........     (2,318)      11,455     (16,966)
    Purchase of treasury stock.......................................    (22,703)          --      (3,203)
    Exercises of stock options ......................................      4,488          279         385
    Payment of dividends.............................................    (13,527)     (12,731)    (12,248)
                                                                       ----------- ------------ -----------
        Net cash used in financing activities........................    (59,060)      (6,497)    (20,032)
                                                                       ----------- ------------ -----------
Net increase (decrease) in cash and cash equivalents.................     10,020       (1,297)     (1,103)
Cash and cash equivalents, beginning of year.........................        554        1,851       2,954
                                                                       ----------- ------------ -----------
Cash and cash equivalents, end of year...............................  $  10,574   $       554  $   1,851
                                                                       =========== ============ ===========


           See accompanying Note to Condensed Financial Information.

                                                                     SCHEDULE II


                        JOHN ALDEN FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)
                        CONDENSED FINANCIAL INFORMATION

                    NOTE TO CONDENSED FINANCIAL INFORMATION





The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K/A NO. 2.

                                                                    SCHEDULE III


               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in thousands)

                                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                      1997               1996              1995
                                                                 ---------------    ---------------   ----------------

Deferred policy acquisition costs...........................     $       32,161     $      239,622       $    197,667
Future policy benefits, losses, claims and loss expenses....            708,500          6,708,022          6,722,764
Unearned premiums...........................................             17,770            152,605            133,908
Net premium revenues and contract charges earned............            727,089            917,199          1,016,239
Net investment income.......................................             67,219             44,559             49,804
Benefits, claims, losses and expenses.......................            557,576            682,801            748,227
Amortization of deferred policy acquisition costs...........             14,810             13,854             13,455
Other operating expenses....................................            283,701            313,388            383,007
Net premiums written........................................            715,139            928,448          1,057,032

                                                                     SCHEDULE IV


               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

                             (Dollars in thousands)



                                                                                                                        PERCENTAGE
                                                                     CEDED TO          ASSUMED                          OF AMOUNT
                                                     DIRECT            OTHER          FROM OTHER           NET           ASSUMED
                                                    BUSINESS         COMPANIES        COMPANIES           AMOUNT          TO NET
                                                ---------------- ----------------  ---------------  -----------------  -------------

Year Ended December 31, 1997
     Life insurance in force..................  $     9,341,859  $     1,673,464   $      167,318       $  7,835,713            2.1%
     Premiums.................................        1,513,818          629,800           90,906            974,924            9.3%


Year Ended December 31, 1996
     Life insurance in force..................  $    15,055,957  $     2,967,777   $      653,840        $12,742,020            5.1%
     Premiums.................................        1,893,176          843,513           62,293          1,111,956            5.6%


Year Ended December 31, 1995
     Life insurance in force..................  $    16,837,893  $     3,158,977   $      720,168        $14,399,084            5.0%
     Premiums.................................        1,980,949          911,564           77,888          1,147,273            6.8%



                                                                      SCHEDULE V


               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)




                                                                                ADDITIONS
                                                                BALANCE AT      CHARGED TO                        BALANCE
                                                                BEGINNING       COSTS AND                         AT END
                                                                OF PERIOD       EXPENSES         DEDUCTIONS      OF PERIOD
                                                             ---------------- --------------   --------------- --------------

Year ended December 31, 1997
Reserve for impairment of mortgage loans.................     $       17,682   $      2,575     $       6,406   $     13,851
Write-down for impairment of real estate.................                 --            306               306             --
Allowance for agents balances............................              1,366            126             1,363            129
Valuation allowance on deferred tax asset................              1,092             --                --          1,092
                                                             ---------------- --------------   --------------- --------------
         Total...........................................     $       20,140   $      3,007     $       8,075   $     15,072
                                                             ================ ==============   =============== ==============



Year ended December 31, 1996
Reserve for impairment of mortgage loans.................     $       14,274   $      9,681     $       6,273   $     17,682
Write-down for impairment of real estate.................                 --            829               829             --
Allowance for agents balances............................              1,248            118                --          1,366
Valuation allowance on deferred tax asset ...............              1,638             --               546          1,092
                                                             ---------------- --------------   --------------- --------------
         Total...........................................     $       17,160   $     10,628     $       7,648   $     20,140
                                                             ================ ==============   =============== ==============



Year ended December 31, 1995
Reserve for impairment of mortgage loans.................     $       13,161   $     15,046     $      13,933   $     14,274
Write-down for impairment of real estate.................                 --          3,157             3,157             --
Allowance for agents balances............................              2,505             --             1,257          1,248
Valuation allowance on deferred tax asset ...............                 --          1,638                --          1,638
                                                             ---------------- --------------   --------------- --------------
         Total...........................................     $       15,666   $     19,841     $      18,347   $     17,160
                                                             ================ ==============   =============== ==============


                                  Exhibit Index

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

 21.1 Subsidiaries of the Registrant. Filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

*23.1      Consent of Independent Accountants.

*27.1      Financial Data Schedule.

Exhibit
Number     Exhibit
-------    -------

99.1 Financial Statements of the John Alden Financial Corporation Employee Stock Purchase Plan for the year ended December 31, 1997. Filed as
           Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-11396) and incorporated herein by reference.

-----------------------
*          Filed herewith.