Form 10-Q
period 1998-06-30
ALDEN JOHN FINANCIAL CORP
filed 1998-08-13
CIK 822079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





            QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998




                        Commission File Number: 1-11396


                        JOHN ALDEN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



           DELAWARE                                          59-2840712
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


7300 CORPORATE CENTER DRIVE, MIAMI, FLORIDA                  33126-1208
 (Address of principal executive offices)                    (Zip Code)

                                 (305) 715-3767
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

             As of August 10, 1998, 24,540,219 shares of Common Stock, par value $.01, were outstanding.

                        JOHN ALDEN FINANCIAL CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998

                                      Index

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements as of June 30, 1998
              (unaudited) and December 31, 1997, and for the three and six months
              ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)..................................   1

              Notes to Condensed Consolidated Financial Statements (unaudited)...............................   5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................................   9

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................  19

Item 6.       Exhibits and Reports on Form 8-K...............................................................  20

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

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                                 JUNE 30,
                                                                                                   1998       DECEMBER 31,
                                    ASSETS                                                      (UNAUDITED)      1997
                                                                                                -----------   -----------
Debt securities:
   Held-to-maturity securities, at amortized cost (market $42,289 and $46,464)...............   $   40,486    $   44,780
   Available-for-sale securities, at market (cost $473,866 and $518,018).....................      507,589       550,585
   Trading account securities, at market (cost $3,408 and $3,411)............................        3,485         3,504
Equity securities, at market (cost $8).......................................................           24            23
Investment in affiliate......................................................................        6,602         5,066
Mortgage loans...............................................................................      139,091       145,770
Investment in real estate, at cost, less accumulated depreciation of $4,512 and $3,621.......       40,587        40,354
Real estate owned............................................................................        1,409         3,021
Policy loans and other notes receivable......................................................       34,180        41,247
Short-term investments.......................................................................        2,463       176,192
                                                                                                ----------   -----------
     Total invested assets...................................................................      775,916     1,010,542
Cash and cash equivalents....................................................................      126,414        15,238
Accrued investment income....................................................................        9,990        15,525
Reinsurance receivables......................................................................      151,625       169,588
Other assets.................................................................................      204,524       219,805
                                                                                                ----------   -----------
       Total assets..........................................................................   $1,268,469    $1,430,698
                                                                                                ==========   ===========

          LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Contract holder liabilities................................................................   $  660,092    $  726,270
  Short-term debt............................................................................          --         41,500
  Long-term debt.............................................................................          --         35,000
  Other liabilities..........................................................................      112,262       140,694
  Deferred gain on sale of discontinued operations...........................................       17,727        21,038
                                                                                                ----------   -----------
        Total liabilities....................................................................      790,081       964,502
                                                                                                ----------   -----------
Redeemable securities:
  Series A 9% cumulative preferred stock, $.01 par value; 150,000 shares authorized, issued and outstanding; mandatory redemption value of $100 per share; including
     accrued dividends of $286 and $101.91 per share.........................................       15,286        15,286
                                                                                                ----------   -----------
        Total redeemable securities..........................................................       15,286        15,286
                                                                                                ----------   -----------
Stockholders' equity:
    Common stock, $.01 par value; 75,000,000 shares authorized; 25,974,273 and
      25,953,525 shares issued; 24,538,604 and
      24,655,856 shares outstanding..........................................................          260           259
    Paid-in capital..........................................................................      187,783       187,422
    Retained earnings........................................................................      291,169       276,552
    Accumulated other comprehensive income:
         Net unrealized gain on investments, net of income taxes.............................       17,935        17,706
    Unearned compensation....................................................................         (214)         (357)
    Treasury stock, at cost; 1,435,669 and 1,297,669 shares..................................      (33,831)      (30,672)
                                                                                                ----------   -----------
         Total stockholders' equity..........................................................      463,102       450,910
                                                                                                ----------   -----------
         Total liabilities, redeemable securities and stockholders' equity...................   $1,268,469    $1,430,698
                                                                                                ==========   ===========




           See Notes to Condensed Consolidated Financial Statements.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                      SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                 ------------------------------
                                                                                                   1998               1997
                                                                                                 ------------      ------------
Revenues:
    Gross insurance premiums and contract charges earned...................................       $503,426            $750,456
    Ceded insurance premiums and contract charges earned...................................       (224,360)           (336,074)
                                                                                                ----------          ----------
         Net insurance premiums and contract charges earned................................        279,066             414,382
    Net investment income..................................................................         34,685              30,232
    Other income, including experience refunds and expense allowances
       on reinsurance ceded................................................................         33,854              49,526
    Net realized investment gains  ........................................................          2,942               5,179
                                                                                                ----------          ----------
         Total revenues....................................................................        350,547             499,319
                                                                                                ----------          ----------
Benefits and expenses:
    Gross claims incurred on insurance products............................................        350,470             495,235
    Ceded claims incurred on insurance products............................................       (153,868)           (239,102)
                                                                                                ----------          ----------
         Net claims incurred on insurance products.........................................        196,602             256,133
    Universal life and investment-type contract benefits...................................          8,634               9,460
    (Decrease) increase in life insurance reserves.........................................         (6,890)             33,665
                                                                                                ----------          ----------
         Total benefits....................................................................        198,346             299,258
                                                                                                ----------          ----------
    Commissions, net of commissions ceded .................................................         23,931              28,296
    General expenses, net of expenses ceded ...............................................         87,092             120,885
    Amortization of purchased intangibles..................................................          2,506               2,121
    Amortization of deferred policy acquisition costs......................................          6,506               8,862
    Interest expense.......................................................................          1,896               2,945
                                                                                                ----------          ----------
           Total benefits and expenses.....................................................        320,277             462,367
                                                                                                ----------          ----------
Income from continuing operations before provision (benefit) for income taxes and
            equity in net (loss) earnings of affiliate.....................................         30,270              36,952
Provision (benefit) for income taxes.......................................................         10,934              13,841
                                                                                                   -------          ----------
Net income from continuing operations before equity in net (loss) earnings of affiliate....         19,336              23,111
Equity in net (loss) earnings of affiliate.................................................         (1,464)                838
                                                                                                   -------          ----------
Net income from continuing operations......................................................         17,872              23,949
Net income from discontinued operations:
   Income from Annuity Operations and Western Diversified Group (net of income
       taxes of $-- and $3,541, $--, and $--)..............................................            --                5,693
   Gain on disposal of Annuity Operations and Western Diversified Group (net of
       income taxes of $1,783, $--, $953, and $--).........................................          3,311                 --
                                                                                                ----------          ----------
Net income.................................................................................       $ 21,183            $ 29,642
                                                                                                ==========          ==========

Net income applicable to common stock......................................................       $ 20,508            $ 28,967
                                                                                                ==========          ==========

Comprehensive income.......................................................................       $ 21,412            $ 15,253
                                                                                                ==========          ==========
Net income per common share (see Note 3):
      Net income from continuing operations................................................       $   0.71            $   0.92
      Net income from discontinued operations..............................................           0.13                0.22
                                                                                                ----------          ----------
      Net income...........................................................................       $   0.84            $   1.14
                                                                                                ==========          ==========

Net income per common share - assuming dilution (see Note 3):
      Net income from continuing operations................................................          $0.70               $0.91
      Net income from discontinued operations..............................................           0.13                0.22
                                                                                                ----------          ----------
      Net income...........................................................................       $   0.83            $   1.13
                                                                                                ==========          ==========
                                                                                                      THREE MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                --------------------------------
                                                                                                   1998                1997
                                                                                                ------------        ------------
Revenues:
    Gross insurance premiums and contract charges earned...................................      $250,109            $345,023
    Ceded insurance premiums and contract charges earned...................................      (110,591)           (162,586)
                                                                                                ---------         -----------
         Net insurance premiums and contract charges earned................................       139,518             182,437
    Net investment income..................................................................        16,429              19,152
    Other income, including experience refunds and expense allowances
       on reinsurance ceded................................................................        12,127              23,175
    Net realized investment gains..........................................................           607               2,377
                                                                                                ---------         -----------
         Total revenues....................................................................       168,681             227,141
                                                                                                ---------         -----------

Benefits and expenses:
    Gross claims incurred on insurance products............................................       182,963             238,821
    Ceded claims incurred on insurance products............................................       (79,415)           (112,701)
                                                                                                ---------         -----------
         Net claims incurred on insurance products.........................................       103,548             126,120
    Universal life and investment-type contract benefits...................................         4,012               4,777
    (Decrease) increase in life insurance reserves.........................................        (3,040)             (1,119)
                                                                                                ---------         -----------
         Total benefits....................................................................       104,520             129,778
                                                                                                ---------         -----------
    Commissions, net of commissions ceded..................................................        11,689              13,088
    General expenses, net of expenses ceded................................................        45,700              47,652
    Amortization of purchased intangibles..................................................         1,508               1,006
    Amortization of deferred policy acquisition costs......................................         3,137               5,050
    Interest expense.......................................................................           753               1,360
                                                                                                ---------         -----------
           Total benefits and expenses.....................................................       167,307             197,934
Income from continuing operations before provision (benefit) for income taxes and
            equity in net (loss) earnings of affiliate.....................................         1,374              29,207
Provision (benefit) for income taxes.......................................................          (605)             10,414
                                                                                                ---------         -----------
Net income from continuing operations before equity in net (loss) earnings of affiliate....         1,979              18,793
Equity in net (loss) earnings of affiliate.................................................          (843)                453
                                                                                                ---------         -----------
Net income from continuing operations......................................................         1,136              19,246
Net income from discontinued operations:
   Income from Annuity Operations and Western Diversified Group (net of income
       taxes of $-- and $3,541, $--, and $--)..............................................           --                  --
   Gain on disposal of Annuity Operations and Western Diversified Group (net of
       income taxes of $1,783, $--, $953, and $--).........................................         1,770                 --
                                                                                                ---------          ----------
Net income.................................................................................      $  2,906           $  19,246
                                                                                                =========          ==========

Net income applicable to common stock......................................................      $  2,569           $  18,909
                                                                                                =========          ==========

Comprehensive income.......................................................................      $  3,110           $  26,267
                                                                                                =========          ==========
Net income per common share (see Note 3):
      Net income from continuing operations................................................      $   0.04           $    0.75
      Net income from discontinued operations..............................................          0.07                 --
                                                                                                ---------          ----------
      Net income...........................................................................      $   0.11           $    0.75
                                                                                                =========          ==========
Net income per common share - assuming dilution (see Note 3):
      Net income from continuing operations................................................      $   0.04           $    0.74
      Net income from discontinued operations..............................................          0.07                 --
                                                                                                ---------          ----------
      Net income...........................................................................      $   0.11           $    0.74
                                                                                                =========          ==========


           See Notes to Condensed Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                                                       SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                               -------------------------------
                                                                                                   1998                1997
                                                                                               -------------      ------------
Number of shares outstanding..............................................................      24,538,604         24,694,197
                                                                                               ===========        ===========
Common stock, beginning of period.........................................................     $       259        $       250
   Stock option exercises.................................................................               1                  1
                                                                                               -----------        -----------
Common stock, end of period...............................................................     $       260        $       251
                                                                                               ===========        ===========

Paid-in capital, beginning of period......................................................     $   187,422        $   181,863
   Stock option exercises.................................................................             361                358
   Transfer from redeemable common stock..................................................             --                   2
                                                                                               -----------        -----------
Paid-in capital, end of period............................................................     $   187,783        $   182,223
                                                                                               ===========        ===========

Retained earnings, beginning of period....................................................     $   276,552        $   268,109
   Net income.............................................................................          21,183             29,642
   Dividends on cumulative preferred stock ($4.50, $4.50, $2.25, and
       $2.25 per share)...................................................................            (675)              (675)
   Dividends on common stock ($0.24, $0.24, $0.12, and $0.12 per share)...................          (5,891)            (6,080)
                                                                                               -----------        -----------
Retained earnings, end of period..........................................................     $   291,169        $   290,996
                                                                                               ===========        ===========

Accumulated other comprehensive income:
     Net unrealized gain on investments, net of income taxes,
       beginning of period................................................................     $    17,706        $    26,977
        Change in net unrealized gain (loss) on investments, net of income taxes .........             229            (14,389)
                                                                                               -----------        -----------
     Net unrealized gain on investments, net of income taxes, end of period...............         $17,935            $12,588
                                                                                               ===========        ===========

Redemption value of common stock in excess of cost,
   beginning of period....................................................................     $      --          $    (2,669)
   Adjustment of put holder shares to market value........................................            --               (1,803)
   Change in redemption value of common stock  in excess of cost..........................            --                 (399)
                                                                                               -----------        -----------
Redemption value of common stock in excess of cost, end of period.........................     $      --          $    (4,871)
                                                                                               ===========        ===========

Unearned compensation, beginning of period................................................     $      (357)       $      (643)
   Compensation expense recognized........................................................             143                143
                                                                                               -----------        -----------
Unearned compensation, end of period......................................................     $      (214)       $      (500)
                                                                                               ===========        ===========

Treasury stock, beginning of period.......................................................     $   (30,672)       $    (8,676)
   Treasury stock purchase................................................................          (3,159)               --
                                                                                               -----------        -----------
Treasury stock, end of period.............................................................     $   (33,831)       $    (8,676)
                                                                                               ===========        ===========

Stockholders' equity, beginning of period.................................................     $   450,910        $   465,211
   Net income.............................................................................          21,183             29,642
   Change in accumulated other comprehensive income:
        Change in net unrealized gain (loss) on investments, net of income taxes..........             229            (14,389)
   Dividends on cumulative preferred stock ($4.50, $4.50, $2.25, and
       $2.25 per share)...................................................................            (675)              (675)
   Dividends on common stock ($0.24, $0.24, $0.12, and $0.12 per share)...................          (5,891)            (6,080)
   Change in redemption value of common stock in excess of cost...........................             --                (399)
   Stock option exercises.................................................................             362                359
   Compensation expense recognized........................................................             143                143
   Adjustment of put holder shares to market value........................................             --              (1,803)
   Treasury stock purchase................................................................          (3,159)               --
   Transfer from redeemable common stock..................................................             --                   2
                                                                                               -----------        -----------
Stockholders' equity, end of period.......................................................     $   463,102        $   472,011
                                                                                               ===========        ===========
                                                                                                       THREE MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                  ----------------------------
                                                                                                      1998            1997
                                                                                                  -------------  -------------
Number of shares outstanding..............................................................       24,538,604         24,694,197
                                                                                                ===========        ===========

Common stock, beginning of period.........................................................      $       260        $       250
   Stock option exercises.................................................................              --                   1
                                                                                                -----------        -----------
Common stock, end of period...............................................................      $       260        $       251
                                                                                                ===========        ===========

Paid-in capital, beginning of period......................................................      $   187,783        $   181,864
   Stock option exercises.................................................................              --                 358
   Transfer from redeemable common stock..................................................              --                   1
                                                                                                -----------        -----------
Paid-in capital, end of period............................................................      $   187,783        $   182,223
                                                                                                ===========        ===========

Retained earnings, beginning of period....................................................      $   291,545        $   275,128
   Net income.............................................................................            2,906             19,246
   Dividends on cumulative preferred stock ($4.50, $4.50, $2.25, and
       $2.25 per share)...................................................................             (337)              (337)
   Dividends on common stock ($0.24, $0.24, $0.12, and $0.12 per share)...................           (2,945)            (3,041)
                                                                                                -----------        -----------
Retained earnings, end of period..........................................................      $   291,169        $   290,996
                                                                                                ===========        ===========

Accumulated other comprehensive income:
     Net unrealized gain on investments,  net of income taxes,
       beginning of period.................................................................     $    17,731        $     5,567
        Change in net unrealized gain (loss) on investments, net of income taxes...........             204              7,021
                                                                                                -----------        -----------
     Net unrealized gain on investments, net of income taxes, end of period................     $    17,935        $    12,588
                                                                                                ===========        ===========

Redemption value of common stock in excess of cost,
   beginning of period....................................................................      $       --         $    (2,385)
   Adjustment of put holder shares to market value........................................              --              (1,801)
   Change in redemption value of common stock in excess of cost...........................              --                (685)
                                                                                                -----------        -----------
Redemption value of common stock in excess of cost, end of period.........................      $       --         $    (4,871)
                                                                                                ===========        ===========

Unearned compensation, beginning of period.................................................     $      (286)       $      (571)
   Compensation expense recognized.........................................................              72                 71
                                                                                                -----------        -----------
Unearned compensation, end of period.......................................................     $      (214)       $      (500)
                                                                                                ===========        ===========

Treasury stock, beginning of period.......................................................      $   (33,831)       $    (8,676)
   Treasury stock purchase................................................................              --                 --
                                                                                                -----------        -----------
Treasury stock, end of period.............................................................      $   (33,831)       $    (8,676)
                                                                                                ===========        ===========

Stockholders' equity, beginning of period.................................................      $   463,202        $   451,177
   Net income.............................................................................            2,906             19,246
   Change in accumulated other comprehensive income:
        Change in net unrealized gain (loss) on investments, net of income taxes..........              204              7,021
   Dividends on cumulative preferred stock ($4.50, $4.50, $2.25, and
       $2.25 per share)...................................................................             (337)              (337)
   Dividends on common stock ($0.24, $0.24, $0.12, and $0.12 per share)...................           (2,945)            (3,041)
   Change in redemption value of common stock in excess of cost...........................              --                (685)
   Stock option exercises.................................................................              --                 359
   Compensation expense recognized........................................................               72                 71
   Adjustment of put holder shares to market value........................................              --              (1,801)
   Treasury stock purchase................................................................              --                 --
   Transfer from redeemable common stock..................................................              --                   1
                                                                                                -----------        -----------
Stockholders' equity, end of period.......................................................      $   463,102        $   472,011
                                                                                                ===========        ===========



           See Notes to Condensed Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                        1998             1997
                                                                                     --------------  ----------
    Net cash (used in) provided by operating activities........................    $ (36,460)        $   63,512
                                                                                   ---------         ----------
    Cash flows from investing activities:
         Proceeds from investments sold:

                Available-for-sale.............................................       35,919            273,318
                Equity securities..............................................            -                 20
                Real estate owned..............................................        1,698              4,063
          Maturities, calls  and scheduled loan payments:
                Held-to-maturity...............................................        4,355                510
                Available-for-sale.............................................       10,394             83,044
                Mortgage loans and other notes receivable......................       41,626            122,128
           Investments purchased:
                Available-for-sale.............................................          (24)           (54,414)
                Equity securities..............................................            -                (50)
                Mortgage loans and other notes receivable......................      (23,944)           (93,986)
                Investment in real estate......................................       (1,125)              (304)
         Inflows from net sales and purchases of short-term investments........      173,723              2,894
         Sale of Annuity Operations............................................            -           (177,616)
         Sale of Western Diversified Group.....................................          579                  -
         Reclassification to net asset held for sale...........................            -            (21,348)
         Capital contribution to affiliate.....................................       (3,000)                 -
         Purchases of property and equipment...................................         (740)            (1,659)
                                                                                   ---------         ----------
       Net cash provided by investing activities...............................      239,461            136,600
                                                                                   ---------         ----------
    Cash flows from financing activities:
         Repayments of borrowings of short-term and long-term debt.............      (76,500)           (25,000)
         Receipts from universal life and investment-type contracts............        8,726             73,883
         Payments on universal life and investment-type contracts..............      (14,624)          (174,788)
         Purchase of  treasury stock, net......................................       (3,159)                 -
         Payment of dividends..................................................       (6,579)            (6,756)
         Stock option exercises................................................          311                358
         Payments made under reinsurance agreement.............................            -             (2,080)
                                                                                   ---------         ----------
       Net cash used in financing activities...................................      (91,825)          (134,383)
                                                                                   ---------         ----------
    Net increase in cash and cash equivalents..................................      111,176             65,729
    Cash and cash equivalents, beginning of period.............................       15,238            139,710
                                                                                   ---------         ----------
    Cash and cash equivalents, end of period...................................    $ 126,414         $  205,439
                                                                                   =========         ==========





            See Notes to Condensed Consolidated Financial Statements.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

         The condensed consolidated financial statements of John Alden Financial Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the interim periods presented. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current period presentation.

         The Company has a 50% ownership interest in a Health Maintenance Organization ("HMO") joint venture, NHP Holding Company, Inc. ("NHP"). The Company previously accounted for its investment in NHP on a consolidated basis. Beginning in the quarter ended June 30, 1998, the Company has changed its accounting policy to the equity method. The Company has amended its most recently filed Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the three months ended March 31, 1998 and restated the related financial statements. In addition, the accompanying prior period condensed consolidated financial statements have been restated to conform to the current period presentation for NHP. These changes had no effect on total stockholders' equity or net income as previously reported.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

NOTE 2 -- ANTICIPATED SALE OF THE COMPANY

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis, Inc. ("Fortis"), a wholly-owned subsidiary of Fortis Amev, Netherlands, and Fortis AG, Belgium, as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. A special meeting of stockholders is scheduled for August 28, 1998 at which time the stockholders will vote upon a proposal to approve and adopt the agreement to merge with Fortis. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option, at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $15.0 million and an additional amount up to $2.5 million for expenses. If the anticipated sale of the Company is consummated, the Company may be required to make payments to certain officers under change in control employment agreements costing the Company approximately $21.6 million after-tax. In addition, the Company may be required to make payments to certain former officers totaling approximately $5.1 million, of which approximately $1.6 million has previously been paid as severance benefits to such former officers. Further, all non-vested common stock options and restricted performance award shares currently outstanding would become fully vested.

                JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

NOTE 3 -- EARNINGS PER SHARE

         Net income per common share was determined by dividing net income, as adjusted below, by applicable average shares outstanding (in thousands):


                                                                 SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                                 1998                1997                1998                1997
                                                               ---------           --------            --------            --------
Net income .........................................           $ 21,183            $ 29,642            $  2,906            $ 19,246
Dividends on redeemable preferred stock ............               (675)               (675)               (337)               (337)
                                                               --------            --------            --------            --------
Net income applicable to common stock ..............           $ 20,508            $ 28,967            $  2,569            $ 18,909
                                                               ========            ========            ========            ========
Average common shares outstanding ..................             24,535              25,344              24,539              25,353
Potentially dilutive securities ....................                285                 317                 280                 332
                                                               --------            --------            --------            --------
Average common and potentially dilutive
  shares outstanding ...............................             24,820              25,661              24,819              25,685
                                                               ========            ========            ========            ========

NOTE 4 -- ACCOUNTING CHANGES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There was no effect on the Company's results of operations or financial position upon adoption of this statement. Disclosures required by SFAS 130 are included in the accompanying condensed financial statements. The difference between net income and comprehensive income is comprised of unrealized gains and losses on available-for-sale securities.

NOTE 5 -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and is not required to be adopted in interim financial reports during the first year of adoption. Adoption of this statement is not expected to have a material impact on the Company.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" ("SFAS 132"). SFAS 132 revises and standardizes disclosures about pension and other postretirement benefit plans. This statement is effective for fiscal years beginning after December 31, 1997. Adoption of SFAS 132 is not expected to have a material impact on the Company.

NOTE 6 -- INDEBTEDNESS

         In May 1998, the Company prepaid the full amount of indebtedness.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)


NOTE 7 -- DISCONTINUED OPERATIONS

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of John Alden Life Insurance Company ("JALIC"). This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of June 30, 1998, approximately 75% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

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

         During the year ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. As of June 30, 1998, the Company has recognized approximately 75% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The Company has recognized approximately $27.3 million of the net deferred gain in income as a result of these assumptions including approximately $3.3 million during the six months ended June 30, 1998. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

         In addition to the $238.2 million purchase price for the Annuity Operations, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million, as reflected in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 1997.

         The results of operations relating to the Annuity Operations and the Western Diversified Group for the six months ended June 30, 1997 are reflected as discontinued operations in the accompanying condensed consolidated statements of income. Total revenues for the discontinued operations for the six months ended June 30, 1997 were $102.9 million for the Annuity Operations and $35.5 million for the Western Diversified Group.

               JOHN ALDEN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

         Included in other assets at June 30, 1998 and December 31, 1997 in the accompanying consolidated balance sheets were investment contract deposits recoverable on the JALIC coinsurance of $1.1 billion and $1.4 billion, respectively, net of a similar amount of contract holder liabilities related to the discontinued operations.

NOTE 8 -- LEGAL PROCEEDINGS

         During the period of April 1995 through May 1995, the Company and certain of its officers and directors were named as defendants in a series of putative class actions alleging violations of the federal securities laws. With respect to this action, the Company and individual defendants deny any wrongdoing, believe they have meritorious defenses against the claim asserted, and intend to vigorously defend the lawsuit. While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL OVERVIEW

ANTICIPATED SALE OF THE COMPANY

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis, Inc. ("Fortis"), a wholly-owned subsidiary of Fortis Amev, Netherlands, and Fortis AG, Belgium, as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. A special meeting of stockholders is scheduled for August 28, 1998 at which time the stockholders will vote upon a proposal to approve and adopt the agreement to merge with Fortis. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option, at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $15.0 million and an additional amount up to $2.5 million for expenses. See Note 2 to the Company's Condensed Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

SALE OF ANNUITY OPERATIONS AND WESTERN DIVERSIFIED GROUP

         On March 31, 1997, the Company sold substantially all of its annuity business (the "Annuity Operations") to SunAmerica Life Insurance Company ("SunAmerica"). The transaction included the sale of all of the common stock of John Alden Life Insurance Company of New York ("JANY") and the coinsurance of substantially all of the annuity business of John Alden Life Insurance Company ("JALIC"). This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of June 30, 1998, approximately 75% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998.

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

         During the year ended December 31, 1997, the Company recognized all estimated transaction expenses, taxes, goodwill and other adjustments relating to these transactions as well as the capital gains and losses on the sales of the various subsidiaries. As of June 30, 1998, the Company has recognized approximately 75% of the ceding commission on the coinsurance of the JALIC annuity business in relation to the amount of ceded reserves that had either transitioned to an assumption basis or lapsed. The Company has recognized approximately $27.3 million of the net deferred gain in income as a result of these assumptions including approximately $3.3 million during the six months ended June 30, 1998. The Company expects to recognize the majority of the remainder of the net deferred gain by December 31, 1998.

      The Company's available capital was enhanced by both the after-tax gain generated from the transactions and by the release of the net capital previously allocated to support these businesses. The Company continues to evaluate the best uses of its capital, including the approximately $200 million of excess capital generated from the sale of the Company's annuity and credit businesses. During December 1997 and January 1998, the Company repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $25.9 million. During May 1998, the Company used a portion of the excess capital to prepay the remaining outstanding indebtedness. In the event that the sale of the Company does not occur, the remaining excess capital may also be used to repurchase common stock, pay dividends, acquire blocks of business or for general corporate purposes, or for a combination of two or more of such uses.

                              RESULTS OF OPERATIONS

RESULTS SUMMARY

                                                  SIX MONTHS ENDED             THREE MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                             ---------------------------    -------------------------
                                                1998           1997           1998           1997
                                             -----------    ------------    ----------    -----------
                                                 (In millions, except share and per share data)
Operating income (1):
  Continuing operations...................     $ 15.3        $  19.8         $  0.4        $  17.3
  Discontinued operations.................        -              8.0            -              -
      Total...............................       15.3           27.8            0.4           17.3
Net income:
  Continuing operations...................       17.9           23.9            1.1           19.2
  Discontinued operations (2).............        3.3            5.7            1.8            -
      Total...............................       21.2           29.6            2.9           19.2
Net income applicable to common stock.....       20.5           29.0            2.6           18.9
Operating income per common share (1):
  Continuing operations...................       0.63           0.79           0.02           0.69
  Discontinued operations.................        -             0.31             -              -
      Total...............................       0.63           1.10           0.02           0.69
Net income per common share...............       0.84           1.14           0.11           0.75
Average common shares outstanding
   (000's)................................     24,535         25,344         24,539         25,353
Average common and potentially dilutive
  shares outstanding (000's)..............     24,820         25,661         24,819         25,685

-------------
(1) Applicable to common stock, excluding net realized investment gains (losses) and after preferred stock dividends.

(2) Net income from discontinued operations for the six and three months ended June 30, 1998 include $3.3 million and $1.8 million of recognition of the net deferred gain on the sale of the discontinued operations, respectively.

       Operating income from continuing operations decreased to $0.4 million, or $0.02 per common share, for the three months ended June 30, 1998 from $17.3 million, or $0.69 per common share, for the three months ended June 30, 1997. This decrease was primarily due to an increase in the group gross expense ratio caused by a decrease in group gross earned premiums and expenses incurred in connection with the anticipated sale of the Company and the year 2000 project. See further discussion below regarding these variances. Operating income from continuing operations decreased to $15.3 million, or $0.63 per common share, for the six months ended June 30, 1998 from $19.8 million, or $0.79 per common share, for the six months ended June 30, 1997 due primarily to the factors discussed above. Included in operating results for the six months ended June 30, 1997 was $23.0 million of severance and related charges incurred in relation to the Company's reduction in workforce announced on March 31, 1997 as discussed below.

         Operating income from continuing operations decreased to $0.4 million, or $0.02 per common share, for the three months ended June 30, 1998 from $14.9 million, or $0.61 per common share, for the three months ended March 31, 1998. This decrease was primarily attributable to increased expenses incurred in connection with the anticipated sale of the Company and the year 2000 project and an increase in the group gross medical loss ratio from 62.5% to 70.7% during these periods. Included in the operating results for the three months ended March 31, 1998 was a pre-tax benefit of $11.0 million, or $0.28 per common share, relating to favorable development of claims experience relating to periods prior to 1998. The Company has generally experienced a higher group gross medical loss ratio in the fourth quarter versus other quarters of the year. The Company believes that these higher loss ratios are primarily due to increased incidence of claims associated with the colder winter climate and the fact that insureds generally exceed the calendar year deductible and out-of-pocket expense limits of their policies by that time of year. These factors may cause the estimated reserves for policy claims recorded at the end of the fourth quarter to change as the claims are settled. Changes in the estimated cost to settle unpaid claims which generally occur from period to period are charged or credited to operations as the estimates are revised. The Company estimated its unpaid claims as of December 31, 1997 based upon historical patterns. The favorable development noted in the first quarter resulted from improved experience relative to the original assumptions which were based upon historical experience and a reduction in the estimate of unpaid claims as of December 31, 1997 from that which had originally been estimated at that date.

STATEMENT OF INCOME DATA

         The Company reports the results of operations of the Annuity Operations and the Western Diversified Group as discontinued operations. The Company's continuing operations primarily consist of its group health business, stop-loss reinsurance business and joint venture Health Maintenance Organization ("HMO").

         The following tables recast the accompanying Condensed Consolidated Statements of Income for continuing operations for the six and three months ended June 30, 1998 and 1997 as a percent of net insurance premiums and contract charges earned ("net premiums"), and provide other relevant information:


                                           SIX MONTHS ENDED           PERCENTAGE         THREE MONTHS ENDED      PERCENTAGE
                                               JUNE 30,                 CHANGE                JUNE 30,              CHANGE
                                       -------------------------       POSITIVE      -------------------------    POSITIVE
                                                     PROFORMA         (NEGATIVE)                                  (NEGATIVE)
                                         1998        1997 (1)           EFFECT          1998           1997         EFFECT
                                       -----------    ----------     ------------    ----------     ----------   ------------
Revenues:
   Gross insurance premiums and
    contract charges earned........      180.4%        188.8%          (8.4)%          179.3%         189.1%          (9.8)%
   Ceded insurance premiums and
    contract charges earned........      (80.4)        (88.8)           8.4            (79.3)         (89.1)           9.8
                                      -----------    ----------     -------------    ----------     ----------     -----------
    Net insurance premiums and
    contract charges earned.......       100.0         100.0             --            100.0          100.0             --
   Net investment income...........       12.4           7.8            4.6             11.8           10.5            1.3
   Other income....................       12.1          13.2           (1.1)             8.7           12.7           (4.0)
   Net realized investment gains...        1.1           1.4           (0.3)             0.4            1.3           (0.9)
                                      -----------    ----------     -------------    ----------     ----------     -----------

    Total revenues.................      125.6         122.4            3.2            120.9          124.5           (3.6)
                                      -----------    ----------     -------------    ----------     ----------     -----------
Benefits and expenses:
   Gross claims incurred on
     insurance products............      125.6         130.7            5.1            131.1          130.9           (0.2)
   Ceded claims incurred on
    insurance products.............      (55.1)        (63.2)          (8.1)           (56.9)         (61.8)          (4.9)
                                      -----------    ----------     -------------    ----------     ----------     -----------
     Net claims incurred on
     insurance products............       70.5          67.5           (3.0)            74.2           69.1           (5.1)
   Universal life and
    investment-type contract
    benefits:                              3.1           2.5           (0.6)             2.9            2.6           (0.3)

   Decrease in life insurance
      reserves.....................       (2.5)         (0.4)           2.1             (2.2)          (0.6)           1.6
                                      -----------    ----------     -------------    ----------     ----------     -----------
     Total benefits................       71.1          69.6           (1.5)            74.9           71.1           (3.8)
                                      -----------    ----------     -------------    ----------     ----------     -----------
   Commissions.....................        8.6           7.4           (1.2)             8.4            7.2           (1.2)
   General expenses................       31.2          31.9            0.7             32.8           26.1           (6.7)
   Amortization of purchased
    intangibles....................        0.9           0.6           (0.3)             1.1            0.6           (0.5)
   Amortization of deferred policy
      acquisition costs............        2.3           2.3             --              2.2            2.8            0.6
   Interest expense................        0.7           0.8            0.1              0.5            0.7            0.2
                                      -----------    ----------     -------------    ----------     ----------     -----------
     Total benefits and expenses...      114.8         112.6           (2.2)           119.9          108.5          (11.2)
                                      -----------    ----------     -------------    ----------     ----------     -----------
Income from continuing operations
  before provision (benefit) for
  income taxes and equity in net
  (loss) earnings of affiliate.....       10.8           9.8            1.0              1.0           16.0          (15.0)

Provision (benefit) for income taxes       3.9           3.7           (0.2)            (0.4)           5.7            6.1
                                      -----------    ----------     -------------    ----------     ----------     -----------
Net income from continuing
  operations before equity in net
  (loss) earnings of affiliate.....        6.9           6.1            0.8              1.4           10.3           (8.9)
Equity in net (loss) earnings of
 affiliate.........................       (0.5)          0.2           (0.7)            (0.6)           0.2           (0.8)
                                      -----------    ----------     -------------    ----------     ----------     -----------
Net income from continuing
  operations.......................        6.4%          6.3%           0.1%             0.8%          10.5%          (9.7)%
                                      ===========    ==========     =============    ==========     ==========     ===========

                                                                  PERCENTAGE                                      PERCENTAGE
                                      SIX MONTHS ENDED              CHANGE            THREE MONTHS ENDED            CHANGE
                                          JUNE 30,                 POSITIVE                JUNE 30,                POSITIVE
                                -----------------------------     (NEGATIVE)     -----------------------------    (NEGATIVE)
                                   1998              1997           EFFECT           1998            1997           EFFECT
                                ------------    -------------     -----------    -------------    ------------    -----------
Other relevant information:
   Group insured data:
     Employers (2)...........      93,000          145,000         (35.9)%         93,000          145,000          (35.9)%
     Employee lives..........     256,000          368,000         (30.4)         256,000          368,000          (30.4)
     Group covered lives.....     491,000          699,000         (29.8)         491,000          699,000          (29.8)
   Group gross medical loss
     ratio...................        66.5%            68.3%          1.8%            70.7%            69.1%          (1.6)%

 --------------
(1) For the six months ended June 30, 1997, the effects of the assumption of a block of life insurance under a reinsurance treaty, which increased gross premiums and contract charges earned ("gross premiums") and benefits by approximately $35.9 million, have been excluded from this table. The transaction resulted in no net income or loss.

(2) Includes 19,000 and 27,000 groups, each group made up of one individual, as of June 30, 1998 and 1997, respectively, marketed through an association trust.

         Gross premiums decreased 27.5% to $250.1 million for the three months ended June 30, 1998 from $345.0 million for the three months ended June 30, 1997. Gross premiums decreased 32.9% to $503.4 million for the six months ended June 30, 1998 from $750.5 million for the six months ended June 30, 1997. During the three months ended March 31, 1997, the Company assumed a block of life insurance, which had the effect of increasing gross premiums and benefits by approximately $35.9 million. This reinsurance treaty had no effect on the net results of operations for the three months ended March 31, 1997. All subsequent discussion of results of operations will exclude the effects of this reinsurance treaty. Excluding the effects of this treaty, gross premiums decreased 29.5% to $503.4 million for the six months ended June 30, 1998 as compared to $714.6 million for the six months ended June 30, 1997. This decrease was primarily a result of the 29.8% decrease in group covered lives. Group covered lives decreased from 699,000 as of June 30, 1997 to 491,000 as of June 30, 1998.

         In the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland, and New Jersey and to terminate existing small group insurance plans in these states. In the second quarter of 1997, the Company decided to stop selling such plans in Idaho and North Dakota.
These various actions   contributed to the decrease in group covered lives.

         Net investment income, as a percentage of net premiums, increased from 10.5% for the three months ended June 30, 1997 to 11.8% for the three months ended June 30, 1998 and from 7.8% for the six months ended June 30, 1997 to 12.4% for the six months ended June 30, 1998. This increase was primarily attributable to the proceeds of the sale of the Annuity Operations discussed above.

         Other income consists primarily of profit sharing provisions in accordance with a Group Reinsurance Agreement with London Life Insurance Company and Transamerica Occidental Life Insurance Company (the "Group Reinsurance Agreement"). The amount of these profit sharing provisions has changed between these periods due primarily to changes in the group gross medical loss ratio.

         Total benefits decreased 24.7% to $198.3 million for the six months ended June 30, 1998 from $263.5 million for the six months ended June 30, 1997. As a percentage of net premiums, total benefits increased to 71.1% for the six months ended June 30, 1998 from 69.6% for the six months ended June 30, 1997 and to 74.9% for the three months ended June 30, 1998 from 71.1% for the three months ended June 30, 1997. The group gross medical loss ratio was 70.7% for the three months ended June 30, 1998 as compared to 69.1% for the three months ended June 30, 1997. Much of this increase in the gross medical loss ratio over the prior year is recorded as a reduction in the experience refund under the Group Reinsurance Agreement which is included in other income, as discussed above.

         General expenses decreased 28.0% to $87.1 million for the six months ended June 30, 1998 from $120.9 million for the six months ended June 30, 1997. As a percentage of net premiums, general expenses decreased to 31.2% from 31.9% for these same periods and increased to 32.8% for the three months ended June 30, 1998 from 26.1% for the three months ended June 30, 1997. During the three months ended March 31, 1997, the Company restructured its operations in conjunction with the closing of the sale of the Annuity Operations and anticipated reduced premium volume in its group operations. On March 31, 1997, the Company announced that during 1997 it would reduce its workforce by approximately 725 employees, of which approximately 475 employees were included in the Company's continuing operations and which represented approximately 20% of the continuing operations workforce. Accordingly, the Company incurred a pre-tax charge to continuing operations of $23.0 million for severance and related charges. During the three and six months ended June 30, 1998, the Company incurred expenses associated with the anticipated sale of the Company and year 2000 project totaling approximately $5.1 million and $7.4 million, respectively. Excluding these charges, general expenses as a percentage of net premiums increased to 28.6% for the six months ended June 30, 1998 from 24.0% for the six months ended June 30, 1997 and to 29.1% for the three months ended June 30, 1998 from 26.1% for the three months ended June 30, 1997. These increases are primarily due to the decline in gross premiums at a faster rate than the Company is able to reduce non-variable expenses.

         The Company's investment in the HMO joint venture resulted in a loss of $1.5 million for the six months ended June 30, 1998 as compared to income of $0.8 million for the six months ended June 30, 1997.


                                BUSINESS OUTLOOK

         On March 9, 1998, the Company entered into an agreement to merge with a wholly-owned subsidiary of Fortis as a result of which, among other things, the Company will become a wholly-owned subsidiary of Fortis and each outstanding share of the Company's common stock will be converted into the right to receive $22.50 in cash. Consummation of the merger is subject to regulatory and stockholder approvals, as well as other customary terms and conditions. It is anticipated that the merger will be consummated during 1998. A special meeting of stockholders is scheduled for August 28, 1998 at which time the stockholders will vote upon a proposal to approve and adopt the agreement to merge with Fortis. In connection with and as a condition to Fortis entering into the agreement to merge, the Company granted an option to Fortis to acquire, under certain circumstances, common stock of the Company representing up to 19.9% of the Company's outstanding common stock at an exercise price of $22.50 per share. Under certain circumstances and subject to certain limitations, the Company may be required to repurchase the option granted to Fortis and any of the shares acquired by Fortis pursuant to the exercise of the option, at an aggregate price equal to the amount paid by Fortis for any shares acquired pursuant to any exercise of the option plus $15.0 million and an additional amount up to $2.5 million for expenses. See Note 2 to the Company's Condensed Consolidated Financial Statements. Further description of the merger agreement is set forth in the Company's current report on Form 8-K dated March 9, 1998 filed with the Securities and Exchange Commission.

         In January 1997, the Company announced that it would be focusing its marketing efforts and resources in those markets and states in which it believes it can best increase profitability and market share. In connection with this strategy, in the first quarter of 1997, the Company decided to stop selling small group insurance plans in California, Maryland and New Jersey and to terminate existing small group insurance plans in these states. The Company began the introduction of a new product in April 1997 and as of June 1998 is offering this product in 31 states which represents most of the states in which the Company expects to focus its marketing efforts. As the Company exits the states noted above and possibly other states, and until the new product is sold in sufficient quantities to exceed lapses of the existing inforce product, the Company may experience further reductions in group covered lives, and as a result, in gross premiums. If gross premiums decline at a faster rate than the Company is able to reduce general expenses, the group gross expense ratio could increase. It is also possible that the Company could experience an increase in the group medical loss ratio for existing business in additional exit states, if any.

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

YEAR 2000

         The Company uses a variety of data processing hardware and software systems to process its business. Many of these systems utilize a two-digit field to identify a year, as has been standard in most data processing systems. A two-digit year field will not process correctly once a change in century occurs in the year 2000. The Company, in common with most organizations that use automated systems, must transition its systems to a four-digit year field by the year 2000 or arrange for other processing alternatives. In order to process certain calculations correctly, in some instances this transition must be completed by January 1, 1999. To date, the Company has identified certain existing systems that will be modified to be year 2000 compliant and modifications are currently being made to such systems. Certain other systems have been identified to be replaced and the Company is currently proceeding with replacing these systems. The Company is currently evaluating which other systems will be modified to be year 2000 compliant, and which systems will be the subject of other processing alternatives. However, if such modifications and conversions are not completed on a timely basis, the year 2000 problem may have a material impact on the operations of the Company. Further, even if the Company timely completes such modifications and conversions, there can be no assurance that the failure by vendors or other third parties to solve the year 2000 problem will not have a material impact on the operations of the Company. In addition to certain internal resources dedicated to the project, during 1997 and for the six months ended June 30, 1998, the Company expended approximately $4.6 million related to the year 2000 project. The Company currently expects to incur additional amounts between approximately $15.0 million and $20.0 million in addition to certain internal resources dedicated to the project during 1998 and 1999 relating to the year 2000 project.


                         LIQUIDITY AND CAPITAL RESOURCES

INDEBTEDNESS

         The Company maintained a Credit Agreement with The Chase Manhattan Bank which was amended in July 1994 to increase the commitment amount of the term loan to $110.0 million and to establish a revolving credit loan with a commitment amount of $40.0 million and an expiration of July 1998 (the "Credit Agreement"). During May 1998, the Company prepaid the remaining outstanding indebtedness.

DIVIDENDS

         The Company paid preferred stock dividends of approximately $0.7 million in April 1998. In each of March and June 1998, the Company declared common stock dividends of approximately $2.9 million which were paid in the subsequent month.

CASH FLOWS

         Net cash used in operating activities aggregated $36.5 million for the six months ended June 30, 1998 compared to net cash provided by operating activities of $63.5 million for the six months ended June 30, 1997. This decrease was primarily attributable to the sale of the Annuity Operations, which had historically represented a significant source of positive operating cash flows, as well as the timing of settlement of various accounts payable and accrued liabilities, primarily representing severance and related charges.

         Net cash provided by investing activities was $239.5 million for the six months ended June 30, 1998 compared to $136.6 million for the six months ended June 30, 1997. In connection with the sale of the Annuity Operations on March 31, 1997 as discussed above, SunAmerica paid a purchase price to the Company of $238.2 million. In addition, SunAmerica paid $33.1 million to the Company for accrued interest and related items. In turn, the Company paid SunAmerica $360.4 million of cash and cash equivalents because policy reserves transferred exceeded invested assets transferred. Additionally, the Company's cash and cash equivalent position was decreased by JANY's cash and cash equivalent balance at the time of the sale of $88.5 million, which was retained by JANY. Therefore, the Company incurred a net outflow of cash and cash equivalents due to the sale of the Annuity Operations of $177.6 million during the six months ended June 30, 1997. In connection with the sale of the Annuity Operations and the anticipated sale of the Western Diversified Group, on March 31, 1997, the Company reclassified all remaining assets and liabilities in relation to these businesses to net assets held for sale. This reclassification reduced cash and cash equivalents by $21.3 million. Offsetting these uses of cash and cash equivalents during the six months ended June 30, 1997 were proceeds from sales, maturities and repayments of investments. During the six months ended June 30, 1998, the Company recognized cash inflows from net sales and purchases of short-term investments of $173.7 million compared to $2.9 million for the six months ended June 30, 1997 due to the sale of short-term investments made with the excess capital generated from the sale of the Annuity Operations.

         Net cash used in financing activities decreased to $91.8 million for the six months ended June 30, 1998 from $134.4 million for the six months ended June 30, 1997. This was due to the sale of the Annuity Operations on March 31, 1997 as discussed above. During the six months ended June 30, 1997, surrenders and other payments related to the Company's Annuity Operations exceeded receipts from these contracts, producing large negative cash flows from financing activities during that period. During the six months ended June 30, 1998, the Company prepaid the remaining outstanding principal amount under the Credit Agreement.

         The Annuity Operations historically represented a significant source of cash flows to the Company. Historically, the Annuity Operations were profitable, generating a positive cash flow from operations. As the annuity business grew, the considerations received historically exceeded the payments on these contracts, producing positive cash flows from financing activities. During 1997, prior to the sale of the Annuity Operations on March 31, 1997, surrenders or other payments exceeded receipts from these contracts, producing negative cash flows from financing activities. The operating cash flows and the financing cash flows from the Annuity Operations provided the funds for the majority of the investing activities of the Company. Now that the sale of the Annuity Operations is complete, the Company no longer has the positive cash flows from operations or negative cash flows from financing activities in connection with this business. Future cash flows from investing activities will be reduced from historical levels as the Company's investment portfolio has been reduced from approximately $6.0 billion prior to the sale of the Annuity Operations to approximately $0.8 billion at June 30, 1998.

         In addition to internal resources dedicated to the project, during 1997 and for the six months ended June 30, 1998, the Company expended approximately $4.6 million related to the year 2000 project. The Company currently expects to incur additional amounts between approximately $15.0 million and $20.0 million in addition to certain internal resources dedicated to the project during 1998 and 1999 relating to the year 2000 project.

         The Company believes that sufficient sources of cash flow exist which will be available in the foreseeable future to allow the Company to redeem preferred stock, pay anticipated dividends and satisfy other requirements.

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

         As discussed above, in conjunction with the sale of the Annuity Operations, the Company entered into a coinsurance agreement with SunAmerica relating to substantially all of the JALIC annuity business. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of June 30, 1998, approximately 75% of the ceded annuity reserves have either transitioned to an assumption basis or lapsed. The majority of the remaining policies are expected to be assumed by December 31, 1998. At June 30, 1998, there are assets held in trust directly or indirectly available for payments to policyholders supporting the remainder of the ceded reserves. SunAmerica is rated "A+ (Superior)" by A.M. Best and Company.

         Receivables from reinsurers and investment deposits recoverable were $168.8 million at June 30, 1998. Additionally, included in other assets at June 30, 1998 in the accompanying condensed consolidated balance sheet was approximately $1.1 billion of investment contract deposits recoverable on the JALIC coinsurance, net of a similar amount of contract holder liabilities related to the discontinued operations.

INVESTMENTS

         The following table sets forth the composition of the Company's debt securities portfolio by rating as of June 30, 1998 (dollars in thousands):

                               HELD-TO-       AVAILABLE-        TRADING            TOTAL        % OF TOTAL
                               MATURITY        FOR-SALE         ACCOUNT           CARRYING        CARRYING
                              SECURITIES      SECURITIES       SECURITIES          VALUE            VALUE
                              ----------      ----------       ----------          -----           -------
Rating (1)
AAA (2).................      $ 19,751        $ 131,855        $  3,485          $ 155,091           28.1%
AA......................         4,234           86,127              --             90,361           16.4
A.......................        10,506          229,370              --            239,876           43.5
BBB.....................         5,995           60,237              --             66,232           12.0
                             ---------       ----------       ---------          ---------          -----
     Total..............     $  40,486       $  507,589        $  3,485          $ 551,560          100.0%
                             =========       ==========        ========          =========          =====

-----------------
(1) Debt securities are classified according to the lowest rating by a nationally recognized statistical rating organization. Debt securities not rated by any such organization are classified according to the rating assigned to them by the NAIC as follows: NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB; and classes 4-6, B and below.

(2) Includes approximately $22,586,000 of U.S. government and agency debt securities.

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

         The Company and certain of its officers and directors have been named as defendants in actions entitled Hanf v. Johnson, et al., C.A. No. 16241NC, filed on March 10, 1998 and Abramsky v. Johnson, et al., C.A. No. 16235NC, filed March 9, 1998, in the Court of Chancery of the State of Delaware. The plaintiffs allege that they are owners of the Company's common stock and that they are bringing the actions as class actions. Plaintiffs challenge the proposed sale of the Company to Fortis and allege that the Company is not being sold for the highest price possible. For relief, plaintiffs seek an injunction against consummation of the proposed transaction with Fortis and an award of damages. However, the Hanf action has been dismissed and plaintiffs in the Abramsky action and the Company have entered into a Memorandum of Understanding, dated July 24, 1998, pursuant to which they have agreed in principle to settle the Abramsky litigation (the "Settlement"). Pursuant to the Settlement, the Company agreed to (i) obtain an updated fairness opinion of Credit Suisse First Boston Corporation in connection with the acquisition by Fortis, (ii) reduce the fixed portion of the repurchase price under the option agreement entered into with Fortis from $20.0 million to $15.0 million and (iii) permit plaintiffs' counsel to review and comment upon a draft of the proxy statement mailed to stockholders in connection with the acquisition by Fortis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Anticipated Sale of the Company". The Settlement is conditioned upon the parties entering into a final settlement agreement and the subsequent approval of such agreement by the Court of Chancery of the State of Delaware in New Castle County.

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



                                               JOHN ALDEN FINANCIAL CORPORATION



Date: August 13, 1998                          By: /s/ Scott L. Stanton
                                                   -----------------------------
                                                       Scott L. Stanton
                                                       Senior Vice President and
                                                       Chief Financial Officer